Form 10-Q
period 2022-03-31
VWF Bancorp, Inc.
filed 2022-06-27
CIK 1913838

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2022

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                             to

Commission File No. 333-263476

VWF Bancorp, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Maryland	88-1256373
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

976 South Shannon Street, Van Wert, Ohio	45891
(Address of Principal Executive Offices)	(Zip Code)

(419) 238-9662

(Registrant’s Telephone Number, Including Area Code)

N/A

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days.

YES ☐   NO ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). YES ☒NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☒

No shares of the registrant’s common stock, par value $0.01 per share, were issued and outstanding as of June 27, 2022.

VWF Bancorp, Inc.

Form 10-Q

EXPLANATORY NOTE

VWF Bancorp, Inc. (the “Company,” “we” or “us”) was incorporated on February 25, 2022, to serve as the savings and loan holding company for Van Wert Federal Savings Bank (“Van Wert Federal” or the “Bank”) in connection with the Bank’s conversion from the mutual form of organization to the stock form of organization. As of March 31, 2022, the conversion had not been completed and the Company had no assets or liabilities and had not conducted any business activities other than organizational activities. Accordingly, financial and other information included in this Quarterly Report relates primarily to the Bank.

The unaudited financial statements and other financial information contained in this Quarterly Report should be read in conjunction with the audited financial statements, and related notes, of the Bank as of and for each of the years ended June 30, 2021 and 2020, contained in the Company’s definitive prospectus dated May 13, 2022, as filed with the Securities and Exchange Commission on May 23, 2022.

Part I. – Financial Information

Item 1.Financial Statements

VWF Bancorp, Inc.

Balance Sheets

March 31, 2022 and June 30, 2021

	March 31,	June 30,
	2022	2021
	(Unaudited)
Assets
Cash and due from banks	$22,107,184	$11,660,839
Interest-bearing time deposits	2,440,000	4,890,000
Available-for-sale debt securities	25,206,796	28,526,420
Loans, net of allowance for loan losses of $222,884 at
March 31, 2022 and June 30, 2021	78,664,219	74,384,207
Premises and equipment	1,383,280	1,421,166
Federal Home Loan Bank stock	1,012,900	1,012,900
Bank owned life insurance	5,085,168	5,003,803
Accrued interest receivable	232,312	193,018
Other assets	916,593	134,596
Total assets	$137,048,452	$127,226,949

Liabilities and Equity

Liabilities
Deposits
Demand	$26,310,674	$19,237,348
Savings and money market	49,868,639	43,184,282
Time	35,995,008	38,501,260
Total deposits	112,174,321	100,922,890

Advances from borrowers for taxes and insurance	468,438	579,312
Accrued interest payable and other liabilities	259,601	328,771
Total liabilities	112,902,360	101,830,973

Commitments and Contingencies

Equity
Retained earnings	25,422,870	25,471,008
Accumulated other comprehensive income (loss)	(1,276,778)	(75,032)
Total equity	24,146,092	25,395,976
Total liabilities and equity	$137,048,452	$127,226,949

See Notes to Financial Statements

VWF Bancorp, Inc.

Statements of Operations

For the Three Months and Nine Months Ended March 31, 2022 and 2021

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2022	2021	2022	2021

	(Unaudited)
Interest Income
Loans	$677,875	$680,379	$2,040,931	$2,061,618
Investment securities	86,595	55,391	242,938	135,385
Interest-bearing deposits and other	20,360	34,046	73,979	127,281

Total interest income	784,830	769,816	2,357,848	2,324,284

Interest Expense
Deposits	74,683	102,743	253,692	354,401
Federal Home Loan Bank advances	—	—	1	2

Total interest expense	74,683	102,743	253,693	354,403

Net Interest Income	710,147	667,073	2,104,155	1,969,881

Provision for Loan Losses	—	—	—	—

Net Interest Income After Provision for Loan Losses	710,147	667,073	2,104,155	1,969,881

Noninterest Income
Bank owned life insurance	26,602	27,195	81,365	83,483
Other income	26,812	26,831	80,901	73,832
Total noninterest income	53,414	54,026	162,266	157,315

Noninterest Expense
Salaries and employee benefits	357,419	337,375	1,064,369	1,011,209
Directors fees	35,000	52,000	130,500	150,667
Occupancy and equipment	50,384	50,818	140,411	140,501
Data processing fees	61,294	50,251	175,524	148,557
Franchise taxes	38,824	34,852	108,604	100,083
FDIC insurance premiums	8,400	7,350	24,700	17,570
Professional services	57,848	34,298	130,853	109,504
Loss on sale of investment securities	—	—	291,198	—
Other	88,900	76,525	280,006	241,386
Total noninterest expense	698,069	643,469	2,346,165	1,919,477

Income (loss) before income taxes	65,492	77,630	(79,744)	207,719

Provision for income taxes (benefits)	5,840	9,674	(31,606)	24,534
Net Income (Loss)	$59,652	$67,956	$(48,138)	$183,185

See Notes to Financial Statements

VWF Bancorp, Inc.

Statements of Comprehensive Income (Loss)

For the Three Months and Nine Months Ended March 31, 2022 and 2021

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2022	2021	2022	2021

	(Unaudited)
Net Income (Loss)	$59,652	$67,956	$(48,138)	$183,185

Other comprehensive income (loss):
Net unrealized losses on available-for-sale securities	(1,475,929)	(350,884)	(1,812,396)	(281,882)

Reclassification adjustment for realized losses on sale of securities	—	—	291,198	—
Tax benefit	309,945	73,685	319,452	59,195

Other comprehensive loss	(1,165,984)	(277,199)	(1,201,746)	(222,687)

Comprehensive loss	$(1,106,332)	$(209,243)	$(1,249,884)	$(39,502)

See Notes to Financial Statements

VWF Bancorp, Inc.

Statements of Changes in Equity

For the Three Months and Nine Months Ended March 31, 2022 and 2021

		Accumulated
		Other
	Retained	Comprehensive
	Earnings	Income (Loss)	Total

	(Unaudited)
Balance at January 1, 2022	$25,363,218	$(110,794)	$25,252,424

Net income	59,652	—	59,652

Other comprehensive loss	—	(1,165,984)	(1,165,984)

Balance at March 31, 2022	$25,422,870	$(1,276,778)	$24,146,092

Balance at January 1, 2021	$25,328,473	$139,002	$25,467,475

Net income	67,956	—	67,956

Other comprehensive loss	—	(277,199)	(277,199)

Balance at March 31, 2021	$25,396,429	$(138,197)	$25,258,232

Balance at July 1, 2021	$25,471,008	$(75,032)	$25,395,976

Net loss	(48,138)	—	(48,138)

Other comprehensive loss	—	(1,201,746)	(1,201,746)

Balance at March 31, 2022	$25,422,870	$(1,276,778)	$24,146,092

Balance at July 1, 2020	$25,277,733	$84,490	$25,362,223

Cumulative effect of change in accounting principle	(64,489)	—	(64,489)

Net income	183,185	—	183,185

Other comprehensive loss	—	(222,687)	(222,687)

Balance at March 31, 2021	$25,396,429	$(138,197)	$25,258,232

See Notes to Financial Statements

VWF Bancorp, Inc.

Statements of Cash Flows

For the Nine Months Ended March 31, 2022 and 2021

	Nine Months Ended
	March 31,
	2022	2021

	(Unaudited)
Operating Activities
Net income (loss)	$(48,138)	$183,185
Items not requiring (providing) cash:
Depreciation and amortization	48,917	54,497
Amortization of premiums and discounts	63,956	33,087
Provision for loan losses	—	—
Loss on sale of investment securities	291,198	—
Increase in cash surrender value of bank-owned life insurance	(81,365)	(83,483)
Changes in:
Accrued interest receivable	(39,294)	14,568
Other assets and liabilities	(531,716)	(94,821)

Net cash provided by (used in) operating activities	(296,442)	107,033

Investing Activities
Net change in interest-bearing time deposits	2,450,000	2,940,000
Purchases of available-for-sale securities	(11,594,684)	(17,541,175)
Proceeds from calls, maturities and paydowns of available-for-sale securities	3,329,514	5,885,670
Proceeds from sales of investment securities	9,708,443	—
Net change in loans	(4,280,012)	(427,166)
Purchase of premises and equipment	(11,031)	(41,002)

Net cash used in investing activities	(397,770)	(9,183,673)

Financing Activities
Net increase in deposit accounts	11,251,431	7,562,504
Net change in advances by borrowers for taxes and insurance	(110,874)	(178,556)

Net cash provided by financing activities	11,140,557	7,383,948

Increase (Decrease) in Cash and Cash Equivalents	10,446,345	(1,692,692)

Cash and Cash Equivalents, Beginning of Period	11,660,839	23,773,919

Cash and Cash Equivalents, End of Period	$22,107,184	$22,081,227

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Interest on deposits and borrowings	$253,677	$354,439
Income taxes	30,000	75,000

See Notes to Financial Statements

VWF Bancorp, Inc.

Notes to Financial Statements (Unaudited)

Note 1:Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

Van Wert Federal Savings Bank (Bank) is a federally chartered mutual thrift engaged primarily in the business of making residential mortgage loans and accepting deposits. Its operations are conducted through its office located in Van Wert, Ohio. The Bank faces competition from other financial institutions and is subject to the regulation of certain federal and state agencies and undergoes periodic examinations by those regulatory authorities.

On March 3, 2022, the Board of Directors of the Bank adopted a plan of conversion (Plan). The Plan sets forth that the Bank proposes to convert into a stock savings bank structure with the establishment of a stock holding company (VWF Bancorp, Inc.), as parent of the Bank. The Bank will convert to the stock form of ownership, followed by the issuance of all of the Bank’s outstanding stock to VWF Bancorp, Inc. Pursuant to the Plan, the Bank has determined the total offering value and number of shares of common stock based upon an independent appraiser’s valuation. The stock will be priced at $10.00 per share. In addition, the Bank’s Board of Directors will adopt an employee stock ownership plan (ESOP) which will subscribe for up to 8% of the common stock sold in the offering. The Plan has been approved by the Federal Deposit Insurance Corporation and the Office of the Comptroller of the Currency and by the affirmative vote of a majority of the total votes eligible to be cast by the voting members of the Bank at a special meeting.

VWF Bancorp, Inc. is organized as a corporation under the laws of the State of Maryland and will own all of the outstanding common stock of the Bank upon completion of the conversion.

The costs of issuing the common stock have been deferred and will be deducted from the sales proceeds of the offering. If the conversion is unsuccessful, all deferred costs will be charged to operations. Deferred conversion costs totaled approximately $452,000 at March 31, 2022 (unaudited). The Bank had incurred no deferred conversion costs as of June 30, 2021.

Interim Financial Statements

The interim condensed financial statements as of March 31, 2022, and for the three and nine months ended March 31, 2022 and 2021, are unaudited and reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. Such adjustments are the only adjustments contained in these unaudited financial statements. These unaudited condensed financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission and, therefore, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) have been omitted. The results of operations for the three and nine months ended March 31, 2022, are not necessarily indicative of the results to be achieved for the remainder of the year ending June 30, 2022, or any other period.

The accompanying condensed financial statements as of March 31, 2022 and June 30, 2021 and for the three and nine months ended March 31, 2022 and 2021, should be read in conjunction with the audited financial statements as of and for the years ended June 30, 2021 and 2020 contained in the Company’s definitive prospectus dated May 13, 2022

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses, valuation of real estate acquired in connection with foreclosures or in satisfaction of loans, valuation of deferred tax assets and fair values of financial instruments.

VWF Bancorp, Inc.

Notes to Financial Statements (Unaudited)

Change in Accounting Principle

In March 2017, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2017-08 Premium Amortization on Purchased Callable Debt Securities. ASU 2017-08 amended the amortization period to the earliest call date for purchased callable debt securities held at a premium. Prior to implementation of the ASU, premiums on securities were amortized to the maturity date of the security. The ASU was effective, as to the Bank, for fiscal years beginning after December 15, 2019.

The Bank adopted ASU 2017-08 effective July 1, 2020, as required. As provided for in the ASU, a cumulative effect adjustment, representing a charge of $64,489, was recorded to retained earnings upon adoption, which equaled the difference at that date between use of the shorter amortization period to the call date for securities affected by the change.

Revenue Recognition

On July 1, 2020, the Bank adopted Accounting Standards Update (ASU) 2014-09 "Revenue from Contracts with Customers" (Accounting Standards Codification (ASC) 606) and all subsequent ASUs that modified ASC 606. ASC 606 provides that an entity should recognize revenue to depict the transfer of promised goods and services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Interest income, net securities gains (losses) and income from bank-owned life insurance are not included within the scope of ASC 606. For the revenue streams in the scope of ASC 606, service charges on deposits and electronic banking fees, there are no significant judgments related to the amount and timing of revenue recognition. All of the Bank’s in scope revenue from contracts with customers is recognized within other noninterest income.

Deposit Services. The Bank generates revenues through fees charged to depositors related to deposit account maintenance fees, overdrafts, ATM fees, wire transfers and additional miscellaneous services provided at the request of the depositor. For deposit-related services, revenue is recognized when performance obligations are satisfied, which is, generally, at a point in time.

Note 2:Future Change in Accounting Principle

The FASB issued ASU No. 2016- 13, Financial Instruments—Credit Losses (Topic 326). The ASU introduced a new credit loss model, the current expected credit loss model (CECL), which requires earlier recognition of credit losses, while also providing additional transparency about credit risk.

The CECL model utilizes a lifetime “expected credit loss” measurement objective for the recognition of credit losses for loans, held-to-maturity securities and other receivables at the time the financial asset is originated or acquired. The expected credit losses are adjusted each period for changes in expected lifetime credit losses. For available-for-sale securities where fair value is less than cost, credit-related impairment, if any, will be recognized in an allowance for credit losses and adjusted each period for changes in expected credit risk. This model replaces the multiple existing impairment models, which generally require that a loss be incurred before it is recognized. The CECL model represents a significant change from existing practice and may result in material changes to the Bank’s accounting for financial instruments. The Bank is evaluating the effect ASU 2016-13 will have on its financial statements and related disclosures. The impact of the ASU will depend upon the state of the economy and the nature of our portfolios at the date of adoption. The new standard is effective for the Bank for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years.

Note 3:Debt Securities

Debt securities held by the Bank generally are classified and recorded in the financial statements as available for sale, with unrealized gains and losses excluded from earnings and reported in other comprehensive income (loss).

VWF Bancorp, Inc.

Notes to Financial Statements (Unaudited)

The amortized cost and fair values, together with gross unrealized gains and losses of securities are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Approximate
	Cost	Gains	Losses	Fair Value

	(Unaudited)
Available-for-sale Securities:
March 31, 2022
U.S. Government agencies	$6,000,000	$—	$181,950	$5,818,050
Mortgage-backed Government
Sponsored Enterprises (GSEs)	16,694,394	23,122	994,429	15,723,087
State and political subdivisions	4,128,577	—	462,918	3,665,659

	$26,822,971	$23,122	$1,639,297	$25,206,796

		Gross	Gross
	Amortized	Unrealized	Unrealized	Approximate
	Cost	Gains	Losses	Fair Value
Available-for-sale Securities:
June 30, 2021
U.S. Government agencies	$9,999,088	$280	$92,068	$9,907,300
Mortgage-backed Government
Sponsored Enterprises (GSEs)	15,085,673	142,693	131,065	15,097,301
State and political subdivisions	3,536,636	23,378	38,195	3,521,819

	$28,621,397	$166,351	$261,328	$28,526,420

The amortized cost and fair value of available-for-sale securities at March 31, 2022, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties:

	Available-for-sale
	Amortized	Fair
	Cost	Value

	(Unaudited)
Within one year	$—	$—
One to five years	6,000,000	5,818,050
Five to ten years	951,639	887,762
After ten years	3,176,938	2,777,897
	10,128,577	9,483,709
Mortgage-backed GSEs	16,694,394	15,723,087

Totals	$26,822,971	$25,206,796

The carrying value of securities pledged as collateral, to secure public deposits and for other purposes, was $4,916,000 and $2,022,000 at March 31, 2022 and June 30, 2021, respectively.

Proceeds from sales of securities totaled $9,708,000 during the nine months ended March 31, 2022. Such sales resulted in gross realized losses of $291,000. There were no sales of securities during the nine months ended March 31, 2021.

VWF Bancorp, Inc.

Notes to Financial Statements (Unaudited)

Certain investments in debt securities are reported in the financial statements at an amount less than their historical cost. Total fair value of these investments at March 31, 2022 and June 30, 2021 was $22,951,000 and $20,459,000, which is approximately 91 percent and 72 percent, respectively, of the fair value of the Bank’s total investment portfolio. These declines primarily resulted from changes in market interest rates.

Based on evaluation of available evidence, including recent changes in market interest rates and information obtained from regulatory filings, management believes the declines in fair value for these securities are temporary.

Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the other-than-temporary impairment is identified.

The following tables show the Bank’s investments’ gross unrealized losses and fair value of the Bank’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment class and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2022 and June 30, 2021:

	March 31, 2022 (Unaudited)
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
U.S. Government agencies	$—	$—	$5,818,050	$181,950	$5,818,050	$181,950
Mortgage-backed Government
Sponsored Enterprises (GSEs)	5,526,860	550,710	7,939,973	443,719	13,466,833	994,429
State and political subdivisions	1,253,396	159,695	2,412,263	303,223	3,665,659	462,918
Total temporarily impaired securities	$6,780,256	$710,405	$16,170,286	$928,892	$22,950,542	$1,639,297

	June 30, 2021
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
U.S. Government agencies	$8,907,020	$92,068	$—	$—	$8,907,020	$92,068
Mortgage-backed Government
Sponsored Enterprises (GSEs)	9,571,406	130,703	89,672	362	9,661,078	131,065
State and political subdivisions	1,890,798	38,195	—	—	1,890,798	38,195
Total temporarily impaired securities	$20,369,224	$260,966	$89,672	$362	$20,458,896	$261,328

U.S. Government Agencies and State and Political Subdivisions

Unrealized losses on these securities have not been recognized because the issuers’ bonds are of high credit quality, values have only been impacted by changes in interest rates since the securities were purchased, and the Bank has the intent and ability to hold the securities for the foreseeable future. The fair value is expected to recover as the bonds approach the maturity date. Because the decline in market value was attributable to changes in interest rates, and not credit quality, and because the Bank typically does not intend to sell the investments and it is not more likely than not the Bank will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Bank does not consider those investments to be other-than-temporarily impaired at March 31, 2022 and June 30, 2021.

Mortgage-backed GSE’s

The unrealized losses on the Bank’s investment in residential mortgage-backed securities were caused by changes in interest rates and illiquidity. The Bank expects to recover the amortized cost basis over the term of the securities. Because the decline in market value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Bank does not intend to sell the investments and it is not more likely than not the Bank will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Bank does not consider those investments to be other-than-temporarily impaired at March 31, 2022 and June 30, 2021.

VWF Bancorp, Inc.

Notes to Financial Statements (Unaudited)

Note 4:Loans and Allowance for Loan Losses

Categories of loans at March 31, 2022 and June 30, 2021 include:

	March 31,	June 30,
	2022	2021
	(Unaudited)
Commercial real estate	$9,913,287	$6,547,889
Residential real estate	64,485,705	61,355,004
Multifamily real estate	726,341	—
Agricultural real estate	3,474,292	2,976,060
Construction and land	3,783,052	4,877,306
Commercial and industrial	382,217	341,973
Home equity line of credit (HELOC)	250,490	205,888
Consumer	706,339	774,906
Total loans	83,721,723	77,079,026
Less:
Undisbursed loans in process	4,826,705	2,479,669
Net deferred loan costs, premiums and discounts	7,915	(7,734)
Allowance for loan losses	222,884	222,884
Net loans	$78,664,219	$74,384,207

The following tables present the activity in the allowance for loan losses based on portfolio segment for the three months ended March 31, 2022 and 2021.

	Three Months Ended March 31, 2022 (Unaudited)
	Real Estate
				Construction	Commercial
	Commercial	Residential	Agricultural	& Land	& Industrial	HELOC	Consumer	Total
Allowance for loan losses:
Balance, January 1, 2022	$29,022	$168,038	$12,866	$9,999	$1,268	$983	$708	$222,884
Provision (credit) for loan losses	1,157	3,937	728	(5,904)	228	(330)	184	—
Charge-offs	—	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—	—
Balance, March 31, 2022	$30,179	$171,975	$13,594	$4,095	$1,496	$653	$892	$222,884

	Three Months Ended March 31, 2021 (Unaudited)
	Real Estate
				Construction	Commercial
	Commercial	Residential	Agricultural	& Land	& Industrial	HELOC	Consumer	Total
Allowance for loan losses:
Balance, January 1, 2021	$30,666	$169,960	$12,524	$7,236	$1,241	$641	$616	$222,884
Provision (credit) for loan losses	(505)	299	(608)	641	253	4	(84)	—
Charge-offs	—	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—	—
Balance, March 31, 2021	$30,161	$170,259	$11,916	$7,877	$1,494	$645	$532	$222,884

VWF Bancorp, Inc.

Notes to Financial Statements (Unaudited)

The following tables present the activity in the allowance for loan losses based on portfolio segment for the nine months ended March 31, 2022 and 2021 and for the year ended June 30, 2021.

	Nine Months Ended March 31, 2022 (Unaudited)
	Real Estate
				Construction	Commercial
	Commercial	Residential	Agricultural	& Land	& Industrial	HELOC	Consumer	Total
Allowance for loan losses:
Balance, July 1, 2021	$27,506	$176,498	$8,334	$7,723	$1,437	$577	$809	$222,884
Provision (credit) for loan losses	2,673	(4,523)	5,260	(3,628)	59	76	83	—
Charge-offs	—	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—	—
Balance, March 31, 2022	$30,179	$171,975	$13,594	$4,095	$1,496	$653	$892	$222,884

	Nine Months Ended March 31, 2021 (Unaudited)
	Real Estate
				Construction	Commercial
	Commercial	Residential	Agricultural	& Land	& Industrial	HELOC	Consumer	Total
Allowance for loan losses:
Balance, July 1, 2020	$18,469	$187,308	$8,830	$7,828	$114	$80	$255	$222,884
Provision (credit) for loan losses	11,692	(17,049)	3,086	49	1,380	565	277	—
Charge-offs	—	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—	—
Balance, March 31, 2021	$30,161	$170,259	$11,916	$7,877	$1,494	$645	$532	$222,884

VWF Bancorp, Inc.

Notes to Financial Statements (Unaudited)

The following tables present the balance in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method as of March 31, 2022 and June 30, 2021:

	March 31, 2022 (Unaudited)
	Real Estate
				Construction	Commercial
	Commercial	Residential	Agricultural	and Land	& Industrial	HELOC	Consumer	Total
Allowance for loan losses:
Ending balance, individually evaluated for impairment	$—	$3,392	$—	$—	$—	$—	$—	$3,392

Ending balance, collectively evaluated for impairment	$30,179	$168,583	$13,594	$4,095	$1,496	$653	$892	$219,492

Loans:
Ending balance	$10,639,628	$64,485,705	$3,474,292	$3,783,052	$382,217	$250,490	$706,339	$83,721,723

Ending balance; individually evaluated for impairment	$—	$231,156	$—	$—	$—	$—	$—	$231,156

Ending balance; collectively evaluated for impairment	$10,639,628	$64,254,549	$3,474,292	$3,783,052	$382,217	$250,490	$706,339	$83,490,567

	June 30, 2021
	Real Estate
				Construction	Commercial
	Commercial	Residential	Agricultural	and Land	& Industrial	HELOC	Consumer	Total
Allowance for loan losses:
Ending balance, individually evaluated for impairment	$—	$5,169	$—	$—	$—	$—	$—	$5,169

Ending balance, collectively evaluated for impairment	$27,506	$171,329	$8,334	$7,723	$1,437	$577	$809	$217,715

Loans:
Ending balance	$6,547,889	$61,355,004	$2,976,060	$4,877,306	$341,973	$205,888	$774,906	$77,079,026

Ending balance; individually evaluated for impairment	$—	$176,746	$—	$—	$—	$—	$—	$176,746

Ending balance; collectively evaluated for impairment	$6,547,889	$61,178,258	$2,976,060	$4,877,306	$341,973	$205,888	$774,906	$76,902,280

The Bank has adopted a standard loan grading system for all loans.

Definitions:

Non-Performing: Loans that are greater than 90 days past due and are internally monitored by management.

Performing: All other loans.

VWF Bancorp, Inc.

Notes to Financial Statements (Unaudited)

Risk characteristics of each loan portfolio segment are described as follows:

Commercial Real Estate

These loans include commercial real estate and residential real estate secured by property with five or more units. The main risks are changes in the value of the collateral, ability of borrowers to collect rents, vacancy and changes in the tenants’ employment status. Management specifically considers unemployment and changes in real estate values in the Bank’s market area.

Residential Real Estate

These loans include first liens and junior liens on 1-4 family residential real estate (both owner and non-owner occupied). The main risks for these loans are changes in the value of the collateral and stability of the local economic environment and its impact on the borrowers’ employment. Management specifically considers unemployment and changes in real estate values in the Bank’s market area.

Agriculture Real Estate

These loans include loans on farm ground, vacant land for development and loans on commercial real estate. The main risks are changes in the value of the collateral and changes in the economy or borrowers’ business operations. Management specifically considers unemployment and changes in real estate values in the Bank’s market area.

Commercial and Industrial

The commercial and industrial portfolio includes loans to commercial customers for use in financing working capital needs, equipment purchases and expansions. The loans in this category are repaid primarily from the cash flow of a borrower’s principal business operation. Credit risk in these loans is driven by creditworthiness of the borrower and the economic conditions that impact the cash flow stability from business operations.

Construction and Land Real Estate

These loans include construction loans for 1-4 family residential and commercial properties (both owner and non-owner occupied) and first liens on land. The main risks for construction loans include uncertainties in estimating costs of construction and in estimating the market value of the completed project. The main risks for land loans are changes in the value of the collateral and stability of the local economic environment. Management specifically considers unemployment and changes in real estate values in the Bank's market area.

HELOC

These loans are generally secured by owner-occupied 1-4 family residences. The main risks for these loans are changes in the value of the collateral and stability of the local economic environment and its impact on the borrowers’ employment. Management specifically considers unemployment and changes in real estate values in the Bank’s market area.

Consumer Loans

These loans include vehicle loans, share loans and unsecured loans. The main risks for these loans are the depreciation of the collateral values (vehicles) and the financial condition of the borrowers. Major employment changes are specifically considered by management.

VWF Bancorp, Inc.

Notes to Financial Statements (Unaudited)

The following tables present the credit risk profile of the Bank’s loan portfolio based on internal rating category and payment activity as of March 31, 2022 and June 30, 2021:

	March 31, 2022 (Unaudited)
	Real Estate
				Construction	Commercial
	Commercial	Residential	Agricultural	and Land	& Industrial	HELOC	Consumer	Total

Performing	$10,639,628	$64,254,549	$3,474,292	$3,783,052	$382,217	$250,490	$706,339	$83,490,567
Nonperforming	—	231,156	—	—	—	—	—	231,156
Total	$10,639,628	$64,485,705	$3,474,292	$3,783,052	$382,217	$250,490	$706,339	$83,721,723

	June 30, 2021
	Real Estate
				Construction	Commercial
	Commercial	Residential	Agricultural	and Land	& Industrial	HELOC	Consumer	Total

Performing	$6,547,889	$61,172,131	$2,976,060	$4,877,306	$341,973	$205,888	$774,906	$76,896,153
Nonperforming	—	182,873	—	—	—	—	—	182,873
Total	$6,547,889	$61,355,004	$2,976,060	$4,877,306	$341,973	$205,888	$774,906	$77,079,026

The Bank evaluates the loan risk grading system definitions and allowance for loan losses methodology on an ongoing basis. No significant changes were made to either during the past year.

The following tables present the Bank’s loan portfolio aging analysis of the recorded investment in loans as of March 31, 2022 and June 30, 2021:

	March 31, 2022 (Unaudited)
			Greater Than				Total Loans >
	30-59 Days	60-89 Days	90 Days	Total		Total Loans	90 Days &
	Past Due	Past Due	Past Due	Past Due	Current	Receivable	Accruing

Commercial real estate	$—	$—	$—	$—	$10,639,628	$10,639,628	$—
Residential real estate	1,098,180	44,539	72,335	1,215,054	63,270,651	64,485,705	—
Agricultural real estate	—	—	—	—	3,474,292	3,474,292	—
Construction and land	—	—	—	—	3,783,052	3,783,052	—
Commercial and industrial	—	—	—	—	382,217	382,217	—
HELOC	—	—	—	—	250,490	250,490	—
Consumer	—	—	—	—	706,339	706,339	—

Total	$1,098,180	$44,539	$72,335	$1,215,054	$82,506,669	$83,721,723	$—

VWF Bancorp, Inc.

Notes to Financial Statements (Unaudited)

	June 30, 2021
			Greater Than				Total Loans >
	30-59 Days	60-89 Days	90 Days	Total		Total Loans	90 Days &
	Past Due	Past Due	Past Due	Past Due	Current	Receivable	Accruing

Commercial real estate	$—	$—	$—	$—	$6,547,889	$6,547,889	$—
Residential real estate	—	99,563	176,746	276,309	61,078,695	61,355,004	97,490
Agricultural real estate	—	—	—	—	2,976,060	2,976,060	—
Construction and land	—	—	—	—	4,877,306	4,877,306	—
Commercial and industrial	—	—	—	—	341,973	341,973	—
HELOC	—	—	—	—	205,888	205,888	—
Consumer	—	—	—	—	774,906	774,906	—

Total	$—	$99,563	$176,746	$276,309	$76,802,717	$77,079,026	$97,490

A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement.

Information on impaired loans as of and for the nine months ended March 31, 2022 and for the year ended June 30, 2021 is as follows. The Bank had no loans identified as impaired as of March 31, 2021.

						For the Nine Months Ended
	As of and for the three months ended March 31, 2022					March 31, 2022
		Unpaid		Average Balance of	Interest	Average Balance of	Interest
	Recorded	Principal	Specific	Impaired	Income	Impaired	Income
	Balance	Balance	Allowance	Loans	Recognized	Loans	Recognized

	(Unaudited)
Loans without a specific valuation allowance:
Real estate
Residential	$167,439	$167,439	$—	$158,807	$1,340	$170,932	$3,942

Loans with a specific valuation allowance:
Real estate
Residential	63,717	63,717	3,392	64,040	926	64,631	3,115

Totals	$231,156	$231,156	$3,392	$222,847	$2,266	$235,563	$7,057

	As of and for the year ended June 30, 2021
		Unpaid		Average Balance of	Interest
	Recorded	Principal	Specific	Impaired	Income
	Balance	Balance	Allowance	Loans	Recognized

Loans without a specific valuation allowance:
Real estate
Residential	$111,252	$111,252	$—	$112,957	$5,807

Loans with a specific valuation allowance:
Real estate
Residential	65,494	65,494	5,169	65,823	3,491

Totals	$176,746	$176,746	$5,169	$178,780	$9,298

VWF Bancorp, Inc.

Notes to Financial Statements (Unaudited)

Nonaccrual loans as of March 31, 2022 and June 30, 2021 are as follows:

	March 31,	June 30,
	2022	2021
(Unaudited)
Commercial real estate	$—	$—
Residential real estate	231,156	85,384
Agricultural real estate	—	—
Construction and land	—	—
Commercial and industrial	—	—
Home equity line of credit (HELOC)	—	—
Consumer	—	—

Total nonaccrual	$231,156	$85,384

There were no significant loans modified in a troubled debt restructuring during the nine months ended March 31, 2022 and 2021, or for the year ended June 30, 2021. There were no troubled debt restructurings modified in the past 12 months that subsequently defaulted for the nine months ended March 31, 2022 or for the year ended June 30, 2021.

Note 5:Regulatory Matters

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities and certain off-balance-sheet items as calculated under U.S. GAAP reporting requirements and regulatory capital standards. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Furthermore, the Bank’s regulators could require adjustments to regulatory capital not reflected in these financial statements.

On November 13, 2019, the federal regulators finalized and adopted a regulatory capital rule establishing a new community bank leverage ratio (CBLR), which became effective on January 1, 2020. The intent of the CBLR is to provide a simple alternative measure of capital adequacy for electing qualifying depository institutions and depository institution holding companies, as directed under the Economic Growth, Regulatory Relief, and Consumer Protection Act. If a qualifying depository institution, or depository institution holding company, elects to use such measure, such institution or holding company will be considered well capitalized if its ratio of Tier 1 capital to average total consolidated assets (i.e., leverage ratio) exceeds 9 percent, subject to a limited two quarter grace period, during which the leverage ratio cannot go 100 basis points below the then applicable threshold, and will not be required to calculate and report risk-based capital ratios.

In April 2020, under the Coronavirus Aid, Relief, and Economic Security Act (CARES Act), the 9 percent leverage ratio threshold was temporarily reduced to 8 percent in response to the COVID-19 pandemic. The threshold increased to 8.5 percent in 2021 and returned to 9 percent in 2022. The Bank elected to begin using the CBLR for the first quarter of 2020. The Bank’s CBLR was 17.81 percent and 19.49 percent as of March 31, 2022 and June 30, 2021, respectively. Management believes, as of March 31, 2022 and June 30, 2021, that the Bank met all capital adequacy requirements to which it is subject.

Note 6:Disclosures about Fair Value of Assets and Liabilities

Fair value is the exchange price that would be received to sell an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. Fair value measurements must maximize the use of observable inputs and minimize the use of unobservable inputs. There is a hierarchy of three levels of inputs that may be used to measure fair value:

VWF Bancorp, Inc.

Notes to Financial Statements (Unaudited)

Level 1	Quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.
Level 2

Significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

Level 3	Significant unobservable inputs that reflect an entity’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.

Recurring Measurements

The following table presents the fair value measurements of assets recognized in the accompanying balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2022 and June 30, 2021:

		Fair Value Measurements Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
	Fair	Identical Assets	Observable Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)

March 31, 2022 (unaudited)
U.S. Government agencies	$5,818,050	$—	$5,818,050	$—
Mortgage-backed GSEs	15,725,233	—	15,725,233	—
State and political subdivisions	3,665,659	—	3,665,659	—

June 30, 2021
U.S. Government agencies	$9,907,300	$—	$9,907,300	$—
Mortgage-backed GSEs	15,097,301	—	15,097,301	—
State and political subdivisions	3,521,819	—	3,521,819	—

Following is a description of the valuation methodologies used for assets measured at fair value on a recurring basis and recognized in the accompanying balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy. There are no liabilities measured at fair value on a recurring basis. There have been no significant changes in the valuation techniques during the nine months ended March 31, 2022 and for the year ended June 30, 2021.

Available-for-sale Securities

Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. If quoted market prices are not available, then fair values are estimated by using quoted prices of securities with similar characteristics or independent asset pricing services and pricing models, the inputs of which are market-based or independently sourced market parameters, including, but not limited to, yield curves, interest rates, volatilities, prepayments, defaults, cumulative loss projections and cash flows. Such securities are classified in Level 2 of the valuation hierarchy. In certain cases where Level 1 or Level 2 are not available, securities are classified within Level 3 of the hierarchy. The Bank had no Level 3 securities.

The Bank had no assets or liabilities measured at fair value on a nonrecurring basis at March 31, 2022 and June 30, 2021.

VWF Bancorp, Inc.

Notes to Financial Statements (Unaudited)

The estimated fair values of the Bank’s financial instruments not carried at fair value on the balance sheets at March 31, 2022 and June 30, 2021 are as follows:

	Carrying	Fair	Fair Value Measurements Using
	Value	Value	(Level 1)	(Level 2)	(Level 3)
March 31, 2022 (unaudited)
Financial assets:
Cash and due from banks	$22,107,184	$22,107,184	$22,107,184	$—	$—
Interest-bearing time deposits	2,440,000	2,440,000	2,440,000	—	—
Loans, net	78,664,219	77,409,496	—	—	77,409,496
FHLB Stock	1,012,900	1,012,900	—	1,012,900	—
Bank owned life insurance	5,085,168	5,085,168	5,085,168	—	—
Accrued interest receivable	232,312	232,312	232,312	—	—

Financial liabilities:
Deposits	112,174,321	111,988,313	76,179,313	—	35,809,000
Accrued interest payable	23	23	23	—	—

June 30, 2021
Financial assets:
Cash and due from banks	$11,660,839	$11,660,839	$11,660,839	$—	$—
Interest-bearing time deposits	4,890,000	4,890,000	4,890,000	—	—
Loans, net	74,384,207	74,574,181	—	—	74,574,181
FHLB Stock	1,012,900	1,012,900	—	1,012,900	—
Bank owned life insurance	5,003,803	5,003,803	5,003,803	—	—
Accrued interest receivable	193,018	193,018	193,018	—	—

Financial liabilities:
Deposits	100,922,890	101,367,630	62,421,630	—	38,946,000
Accrued interest payable	7	7	7	—	—

Limitations: Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Bank’s entire holdings of a particular financial instrument. Fair value estimates may not be realizable in an immediate settlement of the instrument. In some instances, there are no quoted market prices for the Bank’s various financial instruments, in which case fair values may be based on estimates using present value or other valuation techniques, or based on judgments regarding future expected loss experience, current economic conditions, risk characteristic of the financial instruments, or other factors. Those techniques are significantly affected by the assumptions used, including the discount rate and estimate of future cash flows. Subsequent changes in assumptions could significantly affect the estimates.

Note 7:Commitments

Commitments to originate loans are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since a portion of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Each customer’s creditworthiness is evaluated on a case-by-case basis. The amount of collateral obtained, if deemed necessary, is based on management’s credit evaluation of the counterparty. Collateral held varies, but may include accounts receivable, inventory, property, plant and equipment, commercial real estate and residential real estate.

VWF Bancorp, Inc.

Notes to Financial Statements (Unaudited)

Lines of credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Lines of credit generally have fixed expiration dates. Since a portion of the line may expire without being drawn upon, the total unused lines do not necessarily represent future cash requirements. Each customer’s creditworthiness is evaluated on a case-by-case basis. The amount of collateral obtained, if deemed necessary, is based on management’s credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, commercial real estate and residential real estate.

Management uses the same credit policies in granting lines of credit as it does for on-balance-sheet instruments.

Commitments outstanding at March 31, 2022 and June 30, 2021 were as follows:

	March 31,	June 30,
	2022	2021
	(Unaudited)

Commitments to originate loans	$1,046,000	$626,000
Undisbursed balance of loans closed	6,978,000	4,247,000

Total	$8,024,000	$4,873,000

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis is intended to enhance your understanding of our financial condition and results of operations. The financial information in this section is derived from the accompanying financial statements. You should read the financial information in this section in conjunction with the business and financial information contained in this Quarterly Report and in the Company’s definitive prospectus dated May 13, 2022, as filed with the Securities and Exchange Commission on May 23, 2022, pursuant to Securities Act Rule 424(b)(3).

Cautionary Note Regarding Forward-Looking Statements

This quarterly report contains forward-looking statements, which can be identified by the use of words such as “estimate,” “project,” “believe,” “intend,” “anticipate,” “assume,” “plan,” “seek,” “expect,” “will,” “may,” “should,” “indicate,” “would,” “believe,” “contemplate,” “continue,” “target” and words of similar meaning. These forward-looking statements include, but are not limited to:

●	statements of our goals, intentions and expectations;
●	statements regarding our business plans, prospects, growth and operating strategies;
●	statements regarding the asset quality of our loan and investment portfolios; and
●	estimates of our risks and future costs and benefits.

These forward-looking statements are based on our current beliefs and expectations and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change. We are under no duty to and do not take any obligation to update any forward-looking statements after the date of this prospectus.

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

●	conditions relating to the COVID-19 pandemic, including the severity and duration of the associated economic slowdown either nationally or in our market area, which are worse than expected;
●	general economic conditions, either nationally or in our market area, which are worse than expected;
●	changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for loan losses;
●	our ability to access cost-effective funding;
●	fluctuations in real estate values and in the conditions of the residential real estate, commercial real estate, and agricultural real estate markets;
●	demand for loans and deposits in our market area;
●	our ability to implement and change our business strategies;
●	competition among depository and other financial institutions;

●	inflation and changes in the interest rate environment that reduce our margins and yields, the fair value of our financial instruments, or our level of loan originations, or increase the level of defaults, losses and prepayments within our loan portfolio;
●	adverse changes in the securities markets;
●	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees, capital requirements and insurance premiums;
●	changes in the quality or composition of our loan or investment portfolios;
●	technological changes that may be more difficult or expensive than expected;
●	the inability of third-party providers to perform as expected;
●	a failure or breach of our operational or information security systems or infrastructure, including cyberattacks;
●	our ability to manage market risk, credit risk and operational risk;
●	our ability to enter new markets successfully and capitalize on growth opportunities;
●	changes in consumer spending, borrowing and savings habits;
●	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission or the Public Company Accounting Oversight Board;
●	our ability to retain key employees;
●	our ability to find a qualified individual to serve as our new President and Chief Executive Officer; and
●	changes in the financial condition, results of operations or future prospects of issuers of securities that we own.

Because of these and a wide variety of other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements.

Critical Accounting Policies and Use of Critical Accounting Estimates

The discussion and analysis of the financial condition and results of operations are based on our financial statements, which are prepared in conformity with GAAP. The preparation of these financial statements requires management to make estimates and assumptions affecting the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the reported amounts of income and expenses. We consider the accounting policies discussed below to be critical accounting policies. The estimates and assumptions that we use are based on historical experience and various other factors and are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions, resulting in a change that could have a material impact on the carrying value of our assets and liabilities and our results of operations.

The Jumpstart Our Business Startups Act (JOBS Act) contains provisions that, among other things, reduce certain reporting requirements for qualifying public companies. As an “emerging growth company” we may delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. We intend to take advantage of the benefits of this extended transition period. Accordingly, our financial statements may not be comparable to companies that comply with such new or revised accounting standards.

The following are our critical accounting policies:

Allowance for Loan Losses. The allowance for loan losses is the estimated amount considered necessary to cover inherent, but unconfirmed, credit losses in the loan portfolio at the balance sheet date. The allowance is established through the provision for losses on loans which is charged against income. In determining the allowance for loan losses, management makes significant estimates and has identified this policy as one of our most critical accounting policies.

Management performs a quarterly evaluation of the allowance for loan losses. Consideration is given to a variety of factors in establishing this estimate including, but not limited to, current economic conditions, delinquency statistics, geographic and industry concentrations, the adequacy of the underlying collateral, the financial strength of the borrower, results of internal loan reviews and other relevant factors. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant change.

The analysis has two components, specific and general allowances. The specific percentage allowance is for unconfirmed losses related to loans that are determined to be impaired. Impairment is measured by determining the present value of expected future cash flows or, for collateral-dependent loans, the fair value of the collateral adjusted for market conditions and selling expenses. If the fair value of the loan is less than the loan’s carrying value, a charge is recorded for the difference. The general allowance, which is for loans reviewed collectively, is determined by segregating the remaining loans by type of loan, risk weighting (if applicable) and payment history. We also analyze historical loss experience, delinquency trends, general economic conditions and geographic and industry concentrations. This analysis establishes historical loss percentages and qualitative factors that are applied to the loan groups to determine the amount of the allowance for loan losses necessary for loans that are reviewed collectively. The qualitative component is critical in determining the allowance for loan losses as certain trends may indicate the need for changes to the allowance for loan losses based on factors beyond the historical loss history. Not incorporating a qualitative component could misstate the allowance for loan losses. Actual loan losses may be significantly more than the allowances we have established which could result in a material negative effect on our financial results.

Deferred Tax Assets. We use the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance when it is more likely than not that some portion of the deferred tax asset will not be realized.

We exercise significant judgment in evaluating the amount and timing of recognition of the resulting tax liabilities and assets. These judgments require us to make projections of future taxable income. The judgments and estimates we make in determining our deferred tax assets, which are inherently subjective, are reviewed on a continual basis as regulatory and business factors change. Determining the proper valuation allowance for deferred taxes is critical in properly valuing the deferred tax asset and the related recognition of income tax expense or benefit. Any reduction in estimated future taxable income may require us to record a valuation allowance against our deferred tax assets.

Fair Value Measurements. The fair value of a financial instrument is defined as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. Van Wert Federal estimates the fair value of a financial instrument and any related asset impairment using a variety of valuation methods. Where financial instruments are actively traded and have quoted market prices, quoted market prices are used for fair value. When the financial instruments are not actively traded, other observable market inputs, such as quoted prices of securities with similar characteristics, may be used, if available, to determine fair value. When observable market prices do not exist, Van Wert Federal estimates fair value. These estimates are subjective in nature and imprecision in estimating these factors can impact the amount of gain or loss recorded.

Comparison of Financial Condition at March 31, 2022 and June 30, 2021

Total Assets. Total assets were $137.0 million at March 31, 2022, an increase of $9.8 million, or 7.7%, from $127.2 million at June 30, 2021. The increase was primarily comprised of an increase in cash and due from banks of $10.4 million and an increase in loans of $4.2 million, which were partially offset by a decrease in investment securities of $3.3 million and a decrease in interest-bearing time deposits of $2.5 million.

Cash and Due from Banks. Cash and due from banks increased by $10.4 million, or 89.6%, to $22.1 million at March 31, 2022 from $11.7 million at June 30, 2021. The increase was due primarily to an increase in deposits and proceeds from sales of investment securities, which were partially offset by an increase in loans. The balance of cash and due from banks decreased by $9.4 million from December 31, 2021, as management redeployed excess cash into funding purchases of investment securities and loan growth.

Interest Bearing Time Deposits. Interest-bearing time deposits decreased by $2.5 million, or 50.1%, to $2.4 million at March 31, 2022 from $4.9 million at June 30, 2021. Certificates of deposit maturing during the nine months ended March 31, 2022 were not renewed as management invested the proceeds from these securities into higher yielding instruments.

Investment Securities. Investment securities decreased $3.3 million, or 11.6%, to $25.2 million at March 31, 2022, from $28.5 million at June 30, 2021. In December 2021, we sold our investment in U.S. Government agency securities as management implemented a strategy to replace lower-yielding securities with higher-yielding securities. Proceeds from the sale totaled $9.7 million. Purchases of new securities during the three months ended March 31, 2022, totaled $9.0 million, comprised of $6.0 million of U.S. Government agency securities and $3.0 million of mortgage-backed securities. Aggregate securities purchases were $11.6 million during the nine months ended March 31, 2022, which were offset by the aforementioned sales of $9.7 million, by calls, maturities and repayments aggregating $3.3 million, and by a $1.5 million increase in net unrealized losses due primarily to the increase in market interest rates during the period. The yield on investment securities was 1.22% for the nine months ended March 31, 2022, compared to 1.18% for the nine months ended March 31, 2021, reflecting the low interest rate environment.

Net Loans. Net loans increased by $4.2 million, or 5.7%, to $78.6 million at March 31, 2022 from $74.4 million at June 30, 2021. During the nine months ended March 31, 2022, loan originations totaled $20.3 million, comprised primarily of $10.9 million of loans secured by one- to four-family residential real estate, $5.6 million secured by construction and land, $1.7 million secured by commercial real estate, $1.0 million secured by agricultural real estate, $731,000 secured by multi-family real estate and $199,000 of consumer loans. Increases in loan balances reflect our strategy to grow our loan portfolio, continuing to focus primarily on owner-occupied one-to-four family residential real estate loans, while increasing our emphasis on commercial real estate loans and commercial and industrial loans. Management intends to continue to pursue growth in these loan segments in future periods.

Deposits. Deposits increased by $11.2 million, or 11.1%, to $112.1 million at March 31, 2022 from $100.9 million at June 30, 2021. Core deposits (defined as all deposits other than certificates of deposit) increased $13.7 million, or 22.0%, to $76.1 million at March 31, 2022 from $62.4 million at June 30, 2021. Certificates of deposit decreased $2.5 million, or 6.5%, to $36.0 million at March 31, 2022 from $38.5 million at June 30, 2021.

During the nine months ended March 31, 2022, management continued its strategy of pursuing growth in demand accounts and other lower cost core deposits, in part by enhancing products and services offered, including mobile banking. Management intends to continue its efforts to increase core deposits, with an emphasis on growth in consumer and business demand deposits.

Total Equity. Total equity decreased $1.3 million, or 4.9%, to $24.1 million at March 31, 2022 from $25.4 million at June 30, 2021. The decrease resulted from a net loss of $48,000 during the nine months ended March 31, 2022 and a $1.2 million decrease in accumulated other comprehensive income. The decrease in accumulated other comprehensive income was primarily due to net unrealized losses on available-for-sale securities caused by the increase in market interest rates during the period.

Average Balances and Yields. The following table sets forth average balance sheets, average yields and costs, and certain other information for the periods indicated. No tax-equivalent yield adjustments have been made, as the effects are immaterial. Average balances are calculated using month-end average balances, rather than daily average balances. We believe the use of month-end average balances is representative of our operations. Non-accrual loans are included in average balances only. Average yields include the effect of deferred fees, discounts, and premiums that are amortized or accreted to interest income or interest expense. Deferred loan fees are immaterial.

	At
	March 31,	For the Three Months Ended March 31,
	2022	2022			2021
	Weighted-	Average			Average
	Average	Outstanding		Yield/	Outstanding		Yield/
	Yield/Rate	Balance	Interest	Rate	Balance	Interest	Rate

	(Dollars in thousands)
Interest-earning assets:
Loans	3.35%	$83,340	$678	3.25%	$71,710	$680	3.79%
Investment securities	1.55%	25,354	87	1.37%	20,746	55	1.06%
Interest-bearing deposits and other	0.30%	27,363	20	0.29%	27,805	34	0.49%
Total interest-earning assets	2.42%	136,057	785	2.31%	120,261	769	2.56%
Non-interest-earning assets		6,749			7,772
Allowance for loan losses		(223)			(223)
Total assets		$142,583			$127,810

Interest-bearing liabilities:
Interest-bearing demand	0.01%	$24,527	1	0.02%	$16,838	1	0.02%
Savings accounts	0.02%	48,888	2	0.02%	40,780	2	0.02%
Certificates of deposit	0.79%	36,535	72	0.79%	39,043	99	1.01%
Total deposits	0.27%	109,950	75	0.27%	96,661	102	0.42%
Borrowings	0.00%	—	—	0.00%	—	—	0.00%
Total interest-bearing liabilities	0.27%	109,950	75	0.27%	96,661	102	0.42%
Non-interest-bearing liabilities		7,925			5,779
Total liabilities		117,875			102,440
Equity		24,708			25,370
Total liabilities and equity		$142,583			$127,810

Net interest income			$710			$667
Net interest rate spread (1)	2.15%			2.04%			2.13%
Net interest-earning assets (2)		$26,107			$23,600
Net interest margin (3)				2.09%			2.22%
Average interest-earning assets to interest-bearing liabilities		123.74%			124.42%

(1)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets.

Comparison of Operating Results for the Three Months Ended March 31, 2022 and 2021

General. Net income totaled $60,000 for the three months ended March 31, 2022, a decrease of $8,000, or 11.8%, compared to $68,000 for the three months ended March 31, 2021. The decrease in net income was primarily due to a $55,000 increase in noninterest expenses, which was partially offset by a $43,000 increase in net interest income and a $5,000 decrease in federal income taxes.

Interest Income. Interest income increased $16,000, or 2.1%, to $785,000 for the three months ended March 31, 2022, compared to $769,000 for the three months ended March 31, 2021. This increase was attributable to a $32,000, or 58.2%, increase in interest on investment securities, which was partially offset by a $14,000, or 41.2%, decrease in interest on interest-bearing deposits and other assets and a $2,000, or 0.3%, decrease in interest on loans.

The average balance of loans during the three months ended March 31, 2022, increased by $11.6 million, or 16.2%, from the average balance for the three months ended March 31, 2021, while the average yield on loans decreased by 54 basis points to 3.25% for the three months ended March 31, 2022, from 3.79% for the three months ended March 31, 2021.

The decrease in average yield on loans was due to the declining interest rate environment as well as an increase in payoffs of higher interest rate loans, as customers refinanced loans at lower interest rates.

The average balance of investment securities increased $4.6 million, or 22.2%, to $25.4 million for the three months ended March 31, 2022, from $20.7 million for the three months ended March 31, 2021, while the average yield on investment securities increased by 31 basis points to 1.37% for the three months ended March 31, 2022, from 1.06% for the three months ended March 31, 2021. This increase in yields resulted from the effects of management’s sale of lower yielding investments in December 2021 and purchases of higher yielding securities during the three months ended March 31, 2022.

The average balance of other interest-bearing deposits, comprised primarily of certificates of deposit in other financial institutions, overnight deposits and stock in the Federal Home Loan Bank, decreased $442,000, or 1.6%, for the three months ended March 31, 2022, along with a decrease in the average yield of 20 basis points, to 0.29% for the three months ended March 31, 2022, from 0.49% for the three months ended March 31, 2021 reflecting the lower interest rate environment.

Interest Expense. Total interest expense decreased $27,000, or 26.4%, to $75,000 for the three months ended March 31, 2022, from $102,000 for the three months ended March 31, 2021. The decrease was primarily due to a decrease in the average cost of deposits to 0.27% for the three months ended March 31, 2022, from 0.42% for the three months ended March 31, 2021, reflecting the declining interest rate environment, which was partially offset by an increase of $13.3 million, or 13.7%, in the average balance of deposits, to $110.0 million for the three months ended March 31, 2022, from $96.7 million for the three months ended March 31, 2021.

Net Interest Income. Net interest income increased $43,000, or 6.4%, to $710,000 for the three months ended March 31, 2022, compared to $667,000 for the three months ended March 31, 2021. The increase was due to an increase in the average net interest earning assets of $2.5 million period to period, while the interest rate spread decreased to 2.04% for the three months ended March 31, 2022, from 2.13% for the three months ended March 31, 2021. The net interest margin decreased to 2.09% for the three months ended March 31, 2022, from 2.22% for the three months ended March 31, 2021.

Provision for Loan Losses. Based on an analysis of the factors described in “Critical Accounting Policies and Use of Critical Accounting Estimates – Allowance for Loan Losses,” management concluded that a provision for loan losses was not required for each of the three months ended March 31, 2022 and 2021. The allowance for loan losses was $223,000 at both March 31, 2022 and 2021 and represented 0.27% of total loans at March 31, 2022, and 0.31% of total loans at March 31, 2021. The determination over the adequacy of the allowance for loan losses was due primarily to the low balances of nonperforming loans, delinquent loans and no net charge-offs in both periods.

Total nonperforming loans were $231,000 at March 31, 2022, compared to $7,000 at March 31, 2021. Classified loans totaled $72,000 at March 31, 2022, compared to no classified loans at March 31, 2021, and total loans past due greater than 30 days were $1.2 million and $1.4 million at those respective dates. As a percentage of nonperforming loans, the allowance for loan losses was 96.42% at March 31, 2022, compared to 3,327.62% at March 31, 2021.

The allowance for loan losses reflects the estimate management believes to be appropriate to cover incurred probable losses which were inherent in the loan portfolio at March 31, 2022 and 2021. While management believes the estimates and assumptions used in the determination of the adequacy of the allowance are reasonable, such estimates and assumptions could be proven incorrect in the future, and the actual amount of future provisions may exceed the amount of past provisions. Furthermore, as an integral part of its examination process, the OCC will periodically review our allowance for loan losses. The OCC may have judgments different than those of management, and we may determine to increase our allowance as a result of these regulatory reviews. Any material increase in the allowance for loan losses may adversely affect our financial condition and results of operations.

Non-Interest Income. Non-interest income was consistent between the three months ended March 31, 2022 and 2021, totaling $53,000 for the three months ended March 31, 2022, a decrease of $1,000, or 1.9%, from $54,000 for the three months ended March 31, 2021.

Noninterest Expense. Noninterest expense increased $55,000, or 8.6%, to $698,000 for the three months ended March 31, 2022, compared to the three months ended March 31, 2021. The increase was due primarily to an $11,000, or 22.0%, increase in data processing fees, a $24,000, or 68.7%, increase in professional services and a $12,000, or 16.2%, increase in other expenses. The increase in data processing was due to costs associated with enhancements in service capabilities for customers.

The increase in professional services was due primarily to costs related to expanded internal audit services. The increase in other operating expense was due primarily to consulting services related to the management search commitment, as well as cost increases related to growth period-to-period.

Federal Income Taxes. Federal income taxes decreased by $5,000, or 50.0%, to $5,000 for the three months ended March 31, 2022, compared to $10,000 for the three months ended March 31, 2021. The decrease in the federal income tax provision was due primarily to a $13,000, or 16.7%, decrease in pretax income.

Comparison of Operating Results for the Nine Months Ended March 31, 2022 and 2021

Average Balances and Yields. The following table sets forth average balance sheets, average yields and costs, and certain other information for the periods indicated. No tax-equivalent yield adjustments have been made, as the effects are immaterial. Average balances are calculated using month-end average balances, rather than daily average balances. We believe the use of month-end average balances is representative of our operations. Non-accrual loans are included in average balances only. Average yields include the effect of deferred fees, discounts, and premiums that are amortized or accreted to interest income or interest expense. Deferred loan fees are immaterial.

	At	For the Nine Months Ended March 31,
	March 31,	2022			py
	2022
	Weighted-	Average			Average
	Average	Outstanding		Yield/	Outstanding		Yield/
	Yield/Rate	Balance	Interest	Rate	Balance	Interest	Rate

	(Dollars in thousands)
Interest-earning assets:
Loans	3.35%	$80,170	$2,041	3.39%	$71,472	$2,062	3.85%
Investment securities	1.55%	26,517	243	1.22%	15,193	135	1.18%
Interest-bearing deposits and other	0.30%	22,780	74	0.43%	30,252	127	0.56%
Total interest-earning assets	2.42%	129,467	2,358	2.43%	116,917	2,324	2.65%
Non-interest-earning assets		7,104			7,736
Allowance for loan losses		(223)			(223)
Total assets		$136,348			$124,430

Interest-bearing liabilities:
Interest-bearing demand	0.01%	$21,572	2	0.01%	$15,413	1	0.01%
Savings accounts	0.02%	46,115	7	0.02%	38,567	6	0.02%
Certificates of deposit	0.79%	37,442	245	0.87%	39,582	347	1.17%
Total deposits	0.27%	105,129	254	0.32%	93,562	354	0.50%
Borrowings	0.00%	—	—	0.00%	—	—	0.00%
Total interest-bearing liabilities	0.27%	105,129	254	0.32%	93,562	354	0.50%
Non-interest-bearing liabilities		6,139			5,507
Total liabilities		111,268			99,069
Equity		25,080			25,361
Total liabilities and equity		$136,348			$124,430

Net interest income			$2,104			$1,970
Net interest rate spread (1)	2.15%			2.11%			2.15%
Net interest-earning assets (2)		$24,338			$23,355
Net interest margin (3)				2.17%			2.25%
Average interest-earning assets to interest-bearing liabilities	123.15%				124.96%

(1)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.

(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets.

General. We recorded a net loss of $48,000 for the nine months ended March 31, 2022, compared to net income of $183,000 for the nine months ended March 31, 2021, a decrease of $231,000. The decrease in net income was primarily due to a $291,000 loss on the sale of investment securities and a $136,000 increase in noninterest expenses, which were partially offset by a $134,000 increase in net interest income and a $57,000 decrease in federal income taxes.

Interest Income. Interest income increased $34,000, or 1.5%, to $2.4 million for the nine months ended March 31, 2022, compared to $2.3 million for the nine months ended March 31, 2021. This increase was attributable to a $108,000, or 80.0%, increase in interest on investment securities, which was partially offset by a $21,000, or 1.0%, decrease in interest on loans and a $53,000, or 41.7%, decrease in interest on interest-bearing deposits and other assets.

The average balance of loans during the nine months ended March 31, 2022, increased by $8.7 million, or 12.2%, over the average balance for the nine months ended March 31, 2021, while the average yield on loans decreased to 3.39% for the nine months ended March 31, 2022, from 3.85% for the nine months ended March 31, 2021. The decrease in the average yield on loans was due to the declining interest rate environment as well as an increase in payoffs of higher interest rate loans, as customers refinanced loans at lower interest rates.

The average balance of investment securities increased $11.3 million, or 74.5%, to $26.5 million for the nine months ended March 31, 2022, from $15.2 million for the nine months ended March 31, 2021, while the average yield on investment securities increased by four basis points to 1.22% for the nine months ended March 31, 2022, from 1.18% for the nine months ended March 31, 2021.

The average balance of other interest-bearing deposits, comprised primarily of certificates of deposit in other financial institutions, overnight deposits and stock in the Federal Home Loan Bank, decreased $7.5 million, or 24.7%, for the nine months ended March 31, 2022, while the average yield decreased 13 basis points, to 0.43% for the nine months ended March 31, 2022, from 0.56% for the nine months ended March 31, 2021.

Interest Expense. Total interest expense decreased $100,000, or 28.2%, to $254,000 for the nine months ended March 31, 2022, from $354,000 for the nine months ended March 31, 2021. The decrease was primarily due to a decrease in the average cost of deposits to 0.32% for the nine months ended March 31, 2022 from 0.50% for the nine months ended March 31, 2021, reflecting the declining interest rate environment, which was partially offset by an increase of $11.6 million, or 12.4%, in the average balance of deposits to $105.1 million for the nine months ended March 31, 2022 from $93.6 million for the nine months ended March 31, 2021.

Net Interest Income. Net interest income increased $134,000, or 6.8%, to $2.1 million for the nine months ended March 31, 2022, compared to $2.0 million for the nine months ended March 31, 2021. The interest rate spread decreased to 2.11% for the nine months ended March 31, 2022, from 2.15% for the nine months ended March 31, 2021. The net interest margin decreased to 2.17% for the nine months ended March 31, 2022, from 2.25% for the nine months ended March 31, 2021.

Provision for Loan Losses. Based on an analysis of the factors described in “Critical Accounting Policies and Use of Critical Accounting Estimates – Allowance for Loan Losses,” management concluded that a provision for loan losses was not required for each of the nine months ended March 31, 2022 and 2021. The allowance for loan losses was $223,000 at both March 31, 2022 and 2021 and represented 0.27% of total loans at March 31, 2022, and 0.31% of total loans at March 31, 2021. The determination over the adequacy of the allowance for loan losses was due primarily to the low balances of nonperforming loans, delinquent loans and no net charge-offs in both periods.

Total nonperforming loans were $231,000 at March 31, 2022, compared to $7,000 at March 31, 2021. Classified loans totaled $72,000 at March 31, 2022, compared to no classified loans at March 31, 2021, and total loans past due greater than 30 days were $1.2 million and $1.4 million at those respective dates. As a percentage of nonperforming loans, the allowance for loan losses was 96.42% at March 31, 2022 compared to 3,327.62% at March 31, 2021.

The allowance for loan losses reflects the estimate management believes to be appropriate to cover incurred probable losses which were inherent in the loan portfolio at March 31, 2022 and 2021. While management believes the estimates and assumptions used in the determination of the adequacy of the allowance are reasonable, such estimates and assumptions could be proven incorrect in the future, and the actual amount of future provisions may exceed the amount of past provisions. Furthermore, as an integral part of its examination process, the OCC will periodically review our allowance for loan losses. The OCC may have judgments different than those of management, and we may determine to increase our allowance as a result of these regulatory reviews. Any material increase in the allowance for loan losses may adversely affect our financial condition and results of operations.

Non-Interest Income. Non-interest income totaled $162,000 for the nine months ended March 31, 2022, an increase of $5,000, or 3.2%, from $157,000 for the nine months ended March 31, 2021. The increase was primarily due to a $7,000, or 9.6%, increase in other income, primarily related to fees earned on debit cards services.

Noninterest Expense. Noninterest expense increased $427,000, or 22.3%, to $2.3 million for the nine months ended March 31, 2022, compared to the nine months ended March 31, 2021. The increase was due primarily to a $291,000 loss on sale of investment securities, a $53,000, or 5.3%, increase in salaries and employee benefits, a $27,000, or 18.2%, increase in data processing fees, a $21,000, or 19.5%, increase in professional services and a $39,000, or 16.0%, increase in other expenses. The increase in salaries and employee benefits was due primarily to expense related to one additional officer position, as Gary L. Clay, Van Wert Federal’s Chairman of the Board, returned to the management staff, along with normal merit increases. The increase in data processing was due to costs associated with enhancements in service capabilities for customers. The increase in professional services was due primarily to costs related to expanded internal audit services. The increase in other operating expense was due primarily to consulting services related to the management search commitment, as well as cost increases related to growth during the period.

Federal Income Taxes. Federal income taxes decreased by $57,000, to a benefit provision of $32,000 for the nine months ended March 31, 2022, compared to tax expense of $25,000 for the nine months ended March 31, 2021. The decrease in the federal income tax provision was due primarily to a $288,000, or 138.5%, decrease in pretax income.

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, and proceeds from maturities of securities. We also have the ability to borrow from the Federal Home Loan Bank of Cincinnati. At December 31, 2021, we had no outstanding borrowings from the Federal Home Loan Bank of Cincinnati. At December 31, 2021, we had the capacity to borrow $44.1 million from the Federal Home Loan Bank of Cincinnati.

While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. Our most liquid assets are cash and short-term investments. The levels of these assets are dependent on our operating, financing, lending, and investing activities during any given period.

Our cash flows are comprised of three primary classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities. For further information, see the statements of cash flows contained in the financial statements appearing elsewhere in this prospectus.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of maturing time deposits will be retained.

At March 31, 2022, Van Wert Federal’s Tier 1 leverage capital was $25.4 million, or 17.8% of adjusted assets. Accordingly, it was categorized as well-capitalized at March 31, 2022 under the “community bank leverage ratio” framework. Management is not aware of any conditions or events since the most recent notification that would change our category. For further information, see note 9 to the notes to financial statements.

Off-Balance Sheet Arrangements. At March 31, 2022, we had $8.0 million of outstanding commitments to originate loans, $4.8 million of which represents the balance of remaining funds to be disbursed on construction loans in process. Certificates of deposit that are scheduled to mature in less than one year from March 31, 2022 totaled $18.2 million at March 31, 2022. Management expects that a substantial portion of the maturing certificates of deposit will be renewed. However, if a substantial portion of these deposits is not retained, we may utilize Federal Home Loan Bank of Cincinnati advances or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

Item 3.Quantitative and Qualitative Disclosures About Market Risk

Not applicable, as the Company is a smaller reporting company.

Item 4.Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2022. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Registrant’s disclosure controls and procedures were effective.

During the quarter ended March 31, 2022, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – Other Information

Item 1.Legal Proceedings

The Bank is subject to various legal actions arising in the normal course of business. In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on the Bank’s or the Company’s financial condition or results of operations.

Item 1A.    Risk Factors

Not applicable, as the Company is a smaller reporting company.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.Defaults Upon Senior Securities

Not applicable.

Item 4.Mine Safety Disclosures

Not applicable.

Item 5.Other Information

Not applicable.

Item 6.Exhibits

3.1	Articles of Incorporation of VWF Bancorp, Inc. (1)
3.2	Bylaws of VWF Bancorp, Inc. (2)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101

The following materials for the quarter ended March 31, 2022, formatted in Inline XBRL (Extensible Business Reporting Language): (i) Balance Sheets, (ii) Statements of Operations, (iii) Statements of Comprehensive Income (Loss), (iv) Statements of Changes in Equity, (v) Statements of Cash Flows, and (vi) Notes to Financial Statements

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101)
(1)	Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1, as amended (Commission File No. 333-263476), initially filed on March 11, 2022.
(2)	Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1, as amended (Commission File No. 333-263476), initially filed on March 11, 2022.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VWF BANCORP, INC.

Date: June 27, 2022	/s/ Mark K. Schumm
Mark K. Schumm
President, Chief Executive Officer and Senior Lending Officer

Date: June 27, 2022	/s/ Kylee J. Moody
Kylee J. Moody
Treasurer and Chief Financial Officer