Form 10-K
period 2022-06-30
VWF Bancorp, Inc.
filed 2022-09-28
CIK 1913838

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _______________

Commission File Number: 000-56459

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

Securities registered pursuant to Section 12(g) of the Act:  Common Stock, par value $0.01 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes   ◻   No   ⌧

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes   ◻   No   ⌧

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ⌧  No   ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit such files).  Yes   ⌧  No   ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ◻	Accelerated filer ◻	Non-accelerated filer ⌧	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes   ☐   No   ⌧

As of December 31, 2021, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was -$0-.

As of September 26, 2022, 1,922,924 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Definitive Proxy Statement for the 2022 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

EXPLANATORY NOTE

Effective July 13, 2022, VWF Bancorp, Inc. (the “Company,” “we” or “us”) became the savings and loan holding company for Van Wert Federal Savings Bank (“Van Wert Federal” or the “Bank”) in connection with the Bank’s conversion from the mutual form of organization to the stock form of organization. As of June 30, 2022, the conversion transaction had not been completed and the Company had no assets or liabilities and had not conducted any business activities other than organizational activities. Accordingly, financial and other information contained in this Annual Report relates primarily to the Bank.

PART I

ITEM 1.Business

Forward Looking Statements

This annual report contains forward-looking statements, which can be identified by the use of words such as such “estimate,” “project,” “believe,” “intend,” “anticipate,” “plan,” “seek,” “expect,” “will,” “would,” “should,” “could” or “may,” and words of similar meaning. These forward-looking statements include, but are not limited to:

●	statements of our goals, intentions and expectations;
●	statements regarding our business plans, prospects, growth and operating strategies;
●	statements regarding the quality of our loan and investment portfolios; and
●	estimates of our risks and future costs and benefits.

These forward-looking statements are based on current beliefs and expectations of our management and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change. Accordingly, you should not place undue reliance on such statements. We are under no duty to and do not take any obligation to update any forward-looking statements after the date of this annual report.

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

●	conditions relating to the COVID-19 pandemic, including the severity and duration of the associated economic slowdown either nationally or in our market areas, that are worse than expected;
●	general economic conditions, either nationally or in our market areas, that are worse than expected;
●	changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for loan and lease losses;
●	our ability to access cost-effective funding;
●	fluctuations in real estate values and in the conditions of the residential real estate, commercial real estate, and agricultural real estate markets;
●	demand for loans and deposits in our market area;
●	our ability to implement and change our business strategies;
●	competition among depository and other financial institutions;
●	inflation and changes in the interest rate environment that reduce our margins and yields, the fair value of our financial instruments, or our level of loan originations, or increase the level of defaults, losses and prepayments within our loan portfolio;
●	adverse changes in the securities markets;

●	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees, capital requirements and insurance premiums;
●	changes in the quality or composition of our loan or investment portfolios;
●	technological changes that may be more difficult or expensive than expected;
●	the inability of third-party providers to perform as expected;
●	a failure or breach of our operational or information security systems or infrastructure, including cyberattacks;
●	our ability to manage market risk, credit risk and operational risk;
●	our ability to enter new markets successfully and capitalize on growth opportunities;
●	changes in consumer spending, borrowing and savings habits;
●	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission or the Public Company Accounting Oversight Board;
●	our ability to retain key employees;
●	our ability to find a qualified individual to serve as our new President and Chief Executive Officer; and
●	changes in the financial condition, results of operations or future prospects of issuers of securities that we own.

Because of these and a wide variety of other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements.

VWF Bancorp, Inc.

VWF Bancorp, Inc. (“VWF Bancorp,” the “Company” or “we”) was incorporated in February 2022 to become the holding company for Van Wert Federal Savings Bank (“Van Wert Federal” or the “Bank”) upon the conversion of Van Wert Federal from the mutual form of organization to the stock form of organization (the “Conversion”). The Conversion was completed on July 13, 2022. In connection with the Conversion, the Company sold 1,922,924 shares of common stock at a price of $10.00 per share.

The Company is a registered savings and loan holding company subject to comprehensive regulation and examination by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”). The Company conducts its operations primarily through its wholly owned subsidiary, Van Wert Federal Savings Bank, a federally-chartered savings bank. The Company’s principal office is located at 976 South Shannon Street, Van Wert, Ohio 45891, and our telephone number at that address is (419) 238-9662. Our website address is www.vanwertfederal.com. Information on our website is not and should not be considered a part of this annual report.

Van Wert Federal Savings Bank

Van Wert Federal is a federally-chartered savings bank headquartered in Van Wert, Ohio. Our business consists primarily of taking deposits from the general public and investing those deposits, together with funds generated from operations, in one- to four-family residential mortgage loans secured by properties located in our primary market area. To a significantly lesser extent, we also originate commercial real estate loans, agricultural real estate loans, construction and land loans, commercial and industrial loans, home equity lines of credit, and consumer loans. In recent years, we have increased, at a managed pace and consistent with what we believe to be conservative underwriting standards, our originations of higher yielding commercial real estate and commercial and industrial loans. Our primary revenue source is interest income earned on loans and investments. Noninterest income is not a significant revenue source.

Van Wert Federal is subject to comprehensive regulation and examination by the Office of the Comptroller of the Currency (the “OCC”) and the Federal Deposit Insurance Corporation (the “FDIC”) and is a member of the Federal Home Loan Bank system.

Withdrawal From Defined Benefit Pension Plan

Van Wert Federal is evaluating withdrawal from its defined benefit pension plan, in either the fourth calendar quarter of 2022 or the first calendar quarter of 2023. The estimated withdrawal cost is currently being evaluated.

Search for New President and Chief Executive Officer

We have begun a search for a new President and Chief Executive Officer. Once a qualified candidate is identified and appointed to that position, our current President and Chief Executive Officer, who has experience and expertise in commercial lending, will become our Chief Operating Officer and Chief Risk Officer. In that position he will facilitate our business strategy component of continuing to seek to grow and diversify our loan portfolio by increasing originations of commercial real estate loans and commercial and industrial loans.

Market Area

We consider Van Wert County, located in northwest Ohio, to be our primary market area for originating loans and gathering deposits. Our sole office is located in Van Wert, which is the county seat. Van Wert is located approximately 35 miles east of Ft. Wayne, Indiana, and approximately 35 miles west of Lima, Ohio.

Van Wert County is primarily rural, but it has a mix of manufacturing and agriculture. Major manufacturers include Tenneco, Inc. and Danfoss, which are major employers. Other major employers are Braun Industries, Central Mutual Insurance Company, Cooper Farms, Van Wert County Hospital, and local school districts. Agricultural production is primarily focused on corn, soybeans and wheat.

Competition

We face strong competition within our primary market area of Van Wert County both in making loans and attracting retail deposits. Our market area includes large money center and regional banks, community banks and savings institutions, and credit unions. We also face competition for loans from mortgage banking firms, consumer finance companies, credit unions, and fintech companies and, with respect to deposits, from money market funds, brokerage firms, mutual funds and insurance companies. At June 30, 2022 (the most recent date for which FDIC data is publicly available), we were ranked 3rd among the eight FDIC-insured financial institutions with offices in Van Wert County, with a market share of deposits of 17.65%.

Lending Activities

General. Our loan portfolio consists primarily of residential mortgage loans. To a substantially lesser extent, we also originate commercial real estate loans, agricultural real estate loans, construction and land loans, commercial and industrial loans, home equity lines of credit, and consumer loans. We originate loans for retention in our portfolio and generally do not sell loans. In recent years, we have increased our focus on originating higher yielding commercial real estate loans and commercial and industrial loans, and we intend to continue that focus after the conversion and stock offering. We offer both adjustable-rate and fixed-rate residential mortgage loans. However, historically a significant majority of the residential real estate loans which we have originated are long-term, fixed-rate loans that generally conform to secondary market guidelines.

Commercial real estate loans and commercial and industrial loans have not historically comprised a significant portion of our total loan portfolio. While we expect that one- to four-family residential real estate lending will continue to be the primary emphasis of our lending operations, we intend to modestly increase our emphasis on commercial real estate loans and commercial and industrial loans in an effort to increase the yield on our loan portfolio.

We did not participate in the Paycheck Protection Program administered by the U.S. Small Business Administration.

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio by type of loan at the dates indicated. There were no loans held-for-sale at any date indicated.

	At June 30,
	2022		2021
	Amount	Percent	Amount	Percent

	(Dollars in thousands)
Real estate loans:
Commercial real estate	$5,136	6.2%	$6,548	8.5%
Residential real estate	65,638	79.8	61,355	79.6
Multifamily	719	0.9	—	—
Agricultural real estate	3,451	4.2	2,976	3.9
Construction and land	6,007	7.3	4,877	6.3
Home equity line of credit	264	0.3	206	0.3
Commercial and industrial	339	0.4	342	0.4
Consumer	713	0.9	775	1.0
Total loans	82,267	100.00%	77,079	100.0%

Less:
Undisbursed loans in process	4,324		2,480
Net deferred loan costs, premium and discounts	10		(8)
Allowance for loan losses	223		223
Total loans receivable, net	$77,710		$74,384

Contractual Maturities. The following table sets forth the contractual maturities of our total loan portfolio at June 30, 2022. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less. Because the tables present contractual maturities and do not reflect repricing or the effect of prepayments, actual maturities may differ.

							Home
						Commercial	Equity
	Commercial	Residential	Multifamily	Agricultural	Construction	and	Lines of
	Real Estate	Real Estate	Real Estate	Real Estate	and Land	Industrial	Credit	Consumer	Total

	(In thousands)
Due During the Years Ending June 30,
2023	$—	$20	$—	$—	$40	$20	$—	$4	$84
2024	71	70	—	—	2,200	—	—	20	2,361
2025	20	195	—	—	—	—	—	97	312
2026 to 2027	252	830	—	50	79	—	—	364	1,575
2028 to 2032	1,034	8,868	—	201	—	319	—	186	10,608
2033 to 2037	1,798	17,534	—	297	—	—	61	42	19,732
2038 and beyond	1,961	38,121	719	2,903	3,688	—	203	—	47,595
Total	$5,136	$65,638	$719	$3,451	$6,007	$339	$264	$713	$82,267

The following table sets forth our fixed and adjustable-rate loans at June 30, 2022 that are contractually due after June 30, 2023.

	Due After June 30, 2023
	Fixed	Adjustable	Total

	(In thousands)
Real estate loans:
Commercial real estate	$2,027	$3,109	$5,136
Residential real estate	54,777	10,840	65,617
Multifamily	719	—	719
Agricultural real estate	34	3,417	3,451
Construction and land	5,967	—	5,967
Home equity lines of credit (HELOC)	264	—	264
Commercial and industrial loans	—	319	319
Consumer loans	710	—	710
Total loans	$64,498	$17,685	$82,183

Residential Mortgage Lending. At June 30, 2022, we had $65.6 million of loans secured by residential real estate, or 79.8% of total loans. The significant majority of our one- to four-family residential real estate loans are secured by properties located in our primary market area. At June 30, 2022, $2.9 million, or 4.4% of residential mortgage loans, were secured by non-owner occupied properties. Approximately one-third of that amount represent loans secured by properties occupied by a family member of the borrower.

Our one- to four-family residential real estate loans are generally underwritten to secondary market guidelines. We offer both fixed-rate and adjustable rate residential mortgage loans for terms up to 30 years. Adjustable rate loans are tied to the National Average Contract Mortgage Rate published by the Federal Housing Finance Agency. For adjustable rate loans, the interest rate is fixed for the initial terms of five, seven or 10 years, and then adjusts yearly thereafter with an annual rate cap of 2% and a lifetime rate cap of 6%. We generally limit the loan-to-value ratios of our residential mortgage loans to 80% (90% for borrowers with a FICO credit score of 720 or higher and 95% with private mortgage insurance) of the purchase price or appraised value, whichever is lower.

We do not offer “interest only” residential mortgage loans, where the borrower pays interest for an initial period, after which the loan converts to a fully amortizing loan. We also do not offer loans that provide for negative amortization of principal, such as “Option ARM” loans, where the borrower can pay less than the interest owed on the loan, resulting in an increased principal balance during the life of the loan. We do not currently offer “subprime loans” on one- to four-family residential real estate loans (i.e., generally loans to borrowers with credit scores less than 620).

At June 30, 2022, multi-family residential mortgage loans was an immaterial portion of our loan portfolio.

Commercial Real Estate Loans. At June 30, 2022, we had $5.1 million in commercial real estate loans, or 6.2% of total loans. Our commercial real estate loans are generally secured primarily by owner-occupied properties including warehouses and offices. We generally do not originate commercial loans secured by strip shopping malls or restaurants. Substantially all of our commercial real estate loans are adjustable rate loans with the interest rate tied to the National Average Contract Mortgage Rate. The interest rate is fixed for the initial term of five years, and then adjusts yearly thereafter. Commercial real estate loans generally have terms up to 20 years. We generally limit the loan-to-value ratios of our commercial mortgage loans to 80% (75% for non-owner occupied properties) of the purchase price or appraised value, whichever is lower.

At June 30, 2022, our largest commercial real estate loan had an outstanding balance of $758,000 (representing a 33% participation interest) and is secured by commercial warehouse in Van Wert, Ohio. At June 30, 2022, this loan was performing according to its original terms.

We consider a number of factors in originating commercial real estate loans. We evaluate the qualifications and financial condition of the borrower, including credit history, profitability and expertise, as well as the value and condition of the property securing the loan. When evaluating the qualifications of the borrower, we consider the financial resources of the borrower, the borrower’s experience in owning or managing similar property and the borrower’s payment history with us and other financial institutions. In evaluating the property securing the loan, the factors we consider include the net operating income of the mortgaged property before debt service and depreciation, the ratio of the loan amount to the appraised value of the mortgaged property, and the debt service coverage ratio (the ratio of net operating income to debt service). Generally, we require that the debt service coverage ratio be at least 1.15x. The significant majority of our commercial real estate loans are appraised by outside independent appraisers approved by the board of directors. Personal guarantees are generally obtained from the principals of commercial real estate borrowers.

Agricultural Real Estate Loans. At June 30, 2022, we had $3.5 million in agricultural real estate loans, or 4.2% of total loans. These loans are secured by agricultural land. Substantially all of our agricultural real estate loans are adjustable rate loans with the interest rate tied to the National Average Contract Mortgage Rate. The interest rate is fixed for the initial term of five or seven years, and then adjusts yearly thereafter. Agricultural real estate loans generally have terms up to 25 years. We generally limit the loan-to-value ratios of our agricultural real estate loans to 75% of the purchase price or appraised value, whichever is lower.

At June 30, 2022, our largest agricultural real estate loan had an outstanding balance of $800,000. At June 30, 2022, this loan was performing according to its original terms.

We consider a number of factors in originating agricultural real estate loans. We evaluate the qualifications and financial condition of the borrower, including credit history, profitability and expertise, as well as the value and condition of the property securing the loan. When evaluating the qualifications of the borrower, we consider the financial resources of the borrower, the borrower’s experience in agriculture and the borrower’s payment history with us and other financial institutions. In evaluating the property securing the loan, the factors we consider include the net operating income of the mortgaged property before debt service and depreciation, the ratio of the loan amount to the appraised value of the mortgaged property, and the debt service coverage ratio (the ratio of net operating income to debt service). Generally, we require that the debt service coverage ratio be at least 1.15x. The significant majority of our agricultural real estate loans are appraised by outside independent appraisers approved by the board of directors. Personal guarantees are generally obtained from the principals of agricultural real estate borrowers.

Construction and Land Loans. At June 30, 2022, we had $6.0 million in construction and land loans, or 7.3% of total loans. We make residential construction loans, primarily to individuals for the construction of their primary residences and to contractors and builders of single-family homes. We generally work with a limited number of builders with whom we have had a successful track record. We do not make speculative residential construction loans, which are construction loans to a builder where there is not a contract in place for the purchase of the home at the time the construction loan is originated. Our residential construction loans are structured as construction/permanent loans where after a one year construction period the loan converts to a permanent residential mortgage loan. Our residential construction loans are underwritten to the same guidelines for permanent residential mortgage loans. At June 30, 2022, our largest residential construction loan was for $576,000, of which $294,000 has been disbursed.

We make commercial construction loans, which are structured as construction/permanent loans where after a one year construction period the loan converts to a permanent commercial mortgage loan. Our commercial construction loans are underwritten to the same guidelines for commercial mortgage loans. At June 30, 2022, our largest commercial construction loan was for $2.2 million (representing a 25% participation interest), none of which had been dispersed.

Construction loans generally can be made with a maximum loan-to-value ratio of 90% (residential properties) and 75% (commercial properties) of the estimated appraised market value upon completion of the project. Before making a commitment to fund a construction loan, we require an appraisal of the property by an independent licensed appraiser. We also generally require inspections of the property before disbursements of funds during the term of the construction loan.

Commercial and Industrial Loans. At June 30, 2022, commercial and industrial loans amounted to $339,000, or 0.4% of total loans. Commercial and industrial loans include both term loans and lines of credit. Term loans are generally fixed rate, five year balloon loans with generally 15-year amortization schedules. Lines of credit are based on the prime rate and with terms of 18 to 24 months. These loans are generally secured by business assets, such as equipment and accounts receivable. Depending on the collateral used to secure the loans, commercial loans are made in amounts of up to 90% of the value of the collateral securing the loan.

When making commercial loans, we consider the financial statements of the borrower, our lending history with the borrower, the debt service capabilities and global cash flows of the borrower and other guarantors, the projected cash flows of the business and the value of the collateral, accounts receivable, inventory and equipment.

At June 30, 2022, our largest commercial and industrial loan totaled $305,000 and is secured by an airplane. At June 30, 2022, this loan was performing according to its original terms.

Home Equity Lines of Credit. At June 30, 2022, the outstanding balance of home equity lines of credit was $264,000, or 0.3% of total loans. The interest rate for home equity lines of credit are based on the prime rate. There is a 10 year draw period followed by a 10 year repayment period. The loan to value ratio is generally up to 80%, taking into account any superior mortgage on the collateral property. Generally, all applicants for a home equity line of credit are required to have a FICO credit score of at least 720.

Consumer Loans. At June 30, 2022, consumer loans were $713,000, or 0.9% of total loans. Our consumer loan portfolio generally consists of loans secured predominately by automobiles and trucks (new and used), trailers, and other consumer assets. Consumer loans have fixed interest rates and terms up to five years, with loan to value ratios up to 90%.

Loan Underwriting Risks

Commercial Real Estate Loans and Agricultural Real Estate Loans. Loans secured by commercial real estate or agricultural real estate generally have larger balances and involve a greater degree of risk than one- to four-family residential real estate loans. The primary concern in commercial real estate lending and agricultural real estate lending is the borrower’s creditworthiness and the feasibility and cash flow potential of the underlying business. Payments on loans secured by income producing properties often depend on successful operation and management of the properties. As a result, repayment of such loans may be subject, to a greater extent than residential real estate loans, to adverse conditions in the real estate market or the economy. To monitor cash flows on income properties, we require borrowers and loan guarantors to provide quarterly, semi-annual or annual financial statements, depending on the size of the loan, on commercial real estate loans. In reaching a decision on whether to make a commercial real estate loan, we consider and review a global cash flow analysis of the borrower and consider the net operating income of the property, the borrower’s expertise, credit history and profitability and the value of the underlying property. We have generally required that the properties securing these real estate loans have an aggregate debt service ratio, including the guarantor’s cash flows and the borrower’s other projects, of at least 1.15x. An environmental phase one report is obtained when the possibility exists that hazardous materials may have existed on the site, or the site may have been impacted by adjoining properties that handled hazardous materials.

If we foreclose on a commercial real estate loan or an agricultural real estate loan, the marketing and liquidation period to convert the real estate asset to cash can be lengthy with substantial holding costs. In addition, vacancies, deferred maintenance, repairs and market stigma can result in prospective buyers expecting sale price concessions to offset their real or perceived economic losses for the time it takes them to return the property to profitability. Depending on the individual circumstances, initial charge-offs and subsequent losses on commercial real estate loans can be unpredictable and substantial.

Commercial and Industrial Loans. Unlike residential real estate loans, which generally are made on the basis of the borrower’s ability to make repayment from his or her employment or other income, and which are secured by real property whose value tends to be more easily ascertainable, commercial and industrial loans are of higher risk and typically are made on the basis of the borrower’s ability to make repayment from the cash flows of the borrower’s business, and the collateral securing these loans may fluctuate in value. Our commercial and industrial loans are originated primarily based on the identified cash flows of the borrower and secondarily on the underlying collateral provided by the borrower. Collateral for commercial and industrial loans typically consists of equipment, accounts receivable, or inventory. Credit support provided by the borrower for most of these loans is based on the liquidation of the pledged collateral and enforcement of a personal guarantee, if any. Further, any collateral securing such loans may depreciate over time, may be difficult to appraise and may fluctuate in value. As a result, the availability of funds for the repayment of commercial and industrial loans may depend substantially on the success of the business itself.

Construction and Land Loans. Our construction loans are based upon estimates of costs and values associated with the completed project. Underwriting is focused on the borrowers’ financial strength, credit history and demonstrated ability to produce a quality product and effectively market and manage their operations.

Construction lending involves additional risks when compared with permanent lending because funds are advanced upon the security of the project, which is of uncertain value before its completion. Because of the uncertainties inherent in estimating construction costs, as well as the market value of the completed project and the effects of governmental regulation of real property, it is relatively difficult to evaluate accurately the total funds required to complete a project and the related loan-to-value ratio. In addition, generally during the term of a construction loan, interest may be funded by the borrower or disbursed from an interest reserve set aside from the construction loan budget. These loans often involve the disbursement of substantial funds with repayment substantially dependent on the success of the ultimate project and the ability of the borrower to sell or lease the property or obtain permanent take-out financing, rather than the ability of the borrower or guarantor to repay principal and interest. If the appraised value of a completed project proves to be overstated, we may have inadequate security for the repayment of the loan upon completion of construction of the project and may incur a loss. Land loans have substantially similar risks.

Balloon Loans. Although balloon mortgage loans may reduce to an extent our vulnerability to changes in market interest rates because they reprice at the end of the term, the ability of the borrower to renew or repay the loan and the marketability of the underlying collateral may be adversely affected if the value of the real estate or other collateral decline before the expiration of the term of the loan or if there is a rising interest rate environment.

Consumer Loans. Consumer loans may entail greater risk than residential real estate loans, particularly in the case of consumer loans that are unsecured or secured by assets that depreciate rapidly. Repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment for the outstanding loan and a small remaining deficiency often does not warrant further substantial collection efforts against the borrower. Consumer loan collections depend on the borrower’s continuing financial stability, and therefore are likely to be adversely affected by various factors, including job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount that can be recovered on such loans.

Loan Originations, Purchases and Sales

We originate loans through employee marketing and advertising efforts, our existing customer base, walk-in customers and referrals from customers.

We generally do not sell the loans we originate, but retain them in our loan portfolio.

We generally do not purchase loans, except for an occasional participation interest in a loan originated by another financial institution acting as the lead lender. At June 30, 2022, our largest purchased participation interest had an outstanding balance of $2.2 million, representing a 25% participation interest in an $8.8 million commercial construction loan to construct a nursing home facility in Hicksville, Ohio, none of which had been dispersed at June 30, 2022.

Loan Approval Procedures and Authority

Our lending is subject to written, non-discriminatory underwriting standards and origination procedures. Decisions on loan applications are made on the basis of detailed applications submitted by the prospective borrower and property valuations. Our policies require that for all real estate loans that we originate, property valuations must be performed by outside independent state-licensed appraisers approved by our board of directors. The loan applications are designed primarily to determine the borrower’s ability to repay the requested loan, and the more significant items on the application are verified through use of credit reports, financial statements and tax returns.

By law, the aggregate amount of loans that we are permitted to make to any one borrower or a group of related borrowers is generally limited to 15% of Van Wert Federal’s unimpaired capital and surplus (25% if the amount in excess of 15% is secured by “readily marketable collateral” or 30% for certain residential development loans). At June 30, 2022, our largest credit relationship to one borrower had an outstanding balance of $3.4 million and is secured by commercial and residential real estate. At June 30, 2022, this loan was performing according to its original terms.

We have a Management Loan Committee, which consists of our Chairman of the Board, President and Chief Executive Officer, Senior Lending Officer, Compliance Officer, and various lending staff. The Management Loan Committee may approve all loans up to $350,000. All loans that exceed this limit are reviewed by the Management Loan Committee and, if approved following the review, are submitted to the Board of Directors for final approval.

Generally, we require property and extended coverage casualty insurance in amounts at least equal to the principal amount of the loan or the value of improvements on the property, depending on the type of loan. In addition, we require an escrow for flood insurance (where appropriate) and generally require an escrow for required property taxes and insurance. On occasion, we allow borrowers to pay their own taxes and property and casualty insurance as long as proof of payment is provided.

Delinquencies, Classified Assets and Nonperforming Assets

Delinquency Procedures. When a borrower fails to make a required monthly payment on a loan, we mail a notice to the borrower and attempt to contact the borrower by phone. All delinquent loans are reported to the board of directors each month. After 90 days delinquent the loan is transferred to the appropriate collections personnel. Our policies provide that a late notice be sent each month that the loan is past due. Once the loan is considered in default, generally at 90 days past due, a letter is generally sent to the borrower explaining that the entire balance of the loan is due and payable, the loan is placed on non-accrual status, and additional efforts are made to contact the borrower. If the borrower does not respond, we generally initiate foreclosure proceedings when the loan is 120 days past due. If the loan is reinstated, foreclosure proceedings will be discontinued and the borrower will be permitted to continue to make payments. In certain instances, we may modify the loan or grant a limited exemption from loan payments to allow the borrower to reorganize his or her financial affairs.

When we acquire real estate as a result of foreclosure or by deed in lieu of foreclosure, the real estate is classified as other real estate owned until it is sold. The real estate is recorded at estimated fair value at the date of acquisition, less estimated costs to sell, and any write-down resulting from the acquisition is charged to the allowance for loan losses. Subsequent decreases in the value of the property are charged to operations. After acquisition, all costs in maintaining the property are expensed as incurred. Costs relating to the development and improvement of the property, however, are capitalized to the extent of estimated fair value less estimated costs to sell. At June 30, 2022, we had no real estate acquired as a result of foreclosure or by deed in lieu of foreclosure.

Troubled Debt Restructurings. We occasionally modify loans to extend the term or make other concessions to help a borrower stay current on his or her loan and to avoid foreclosure. We consider modifications only after analyzing the borrower’s current repayment capacity, evaluating the strength of any guarantors based on documented current financial information, and assessing the current value of any collateral pledged. We generally do not forgive principal or interest on loans, but may do so if it is in our best interest and increases the likelihood that we can collect the remaining principal balance. We may modify the terms of loans to lower interest rates (which may be at below market rates), to provide for fixed interest rates on loans where fixed rates are otherwise not available, to provide for longer amortization schedules, or to provide for interest-only terms. These modifications are made only when a workout plan has been agreed to by the borrower that we believe is reasonable and attainable and in our best interests. At June 30, 2022, we had a commercial real estate loan which was classified as a troubled debt restructuring, with an outstanding balance of $40,000.

Delinquent Loans. The following table sets forth our loan delinquencies, including non-accrual loans, by type and amount at the dates indicated.

At June 30,
	2022			2021
	30-59	60-89	90 Days	30-59	60-89	90 Days
	Days	Days	or More	Days	Days	or More
	Past Due	Past Due	Past Due	Past Due	Past Due	Past Due

(In thousands)
Real estate loans:
Commercial real estate	$—	$—	$—	$—	$—	$—
Residential real estate	—	90	217	—	99	177
Multifamily	—	—	—	—	—	—
Agricultural real estate	—	—	—	—	—	—
Construction and land	—	—	—	—	—	—
Home equity lines of credit (HELOC)	—	—	—	—	—	—
Commercial and industrial loans	—	—	—	—	—	—
Consumer loans	—	—	—	—	—	—
Total	$—	$90	$217	$—	$99	$177

Non-Performing Assets. The following table sets forth information regarding our non-performing assets at the dates indicated. Non-accrual loans, including non-accruing troubled debt restructurings, totaled $226,000 and $85,000 at June 30, 2022 and June 30, 2021, respectively.

	At June 30,
	2022	2021

	(Dollars in thousands)
Non-accrual loans:
Real estate loans:
Commercial	$—	$—
Residential	226	85
Agricultural	—	—
Construction and land	—	—
Commercial and industrial loans	—	—
Home equity lines of credit (HELOC)	—	—
Consumer	—	—
Total non-accrual loans	$226	$85

Accruing loans past due 90 days or more:
Real estate loans:
Commercial	—	—
Residential	134	98
Agricultural	—	—
Construction and land	—	—
Commercial and industrial loans	—	—
Home equity line of credit (HELOC)	—	—
Consumer	—	—
Total accruing loans past due 90 days or more	134	98
Total nonperforming loans	360	183
Real estate owned	—	—
Other nonperforming assets	—	—
Total non-performing assets	$360	$183

Troubled debt restructurings:
Commercial	$40	$45
Residential	—	—
Agricultural	—	—
Construction and land	—	—
Commercial and industrial loans	—	—
Home equity lines of credit (HELOC)	—	—
Consumer	—	—
Total troubled debt restructurings	$40	$45

Total non-performing loans to total loans	0.44%	0.24%
Total non-performing loans to total assets	0.24%	0.14%
Total non-performing assets to total assets	0.24%	0.14%
Total non-performing loans and troubled debt restructurings to total loans	0.49%	0.30%
Total non-performing loans and troubled debt restructurings to total assets	0.27%	0.18%

Classified Assets. Federal regulations provide that loans and other assets of lesser quality should be classified as “substandard,” “doubtful” or “loss.” An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. “Substandard” assets include those characterized by the “distinct possibility” that the insured institution will sustain “some loss” if the deficiencies are not corrected. Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard,” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions, and values, “highly questionable and improbable.” Assets classified as “loss” are those considered “uncollectible” and of such little value that their continuance as assets without the establishment of a specific allowance for loan losses is not warranted. Assets that do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are designated as “special mention.”

When an insured institution classifies problem assets as either substandard or doubtful, it may establish general allowances in an amount deemed prudent by management to cover losses that were both probable and reasonable to estimate. General allowances represent allowances which have been established to cover accrued losses associated with lending activities that were both probable and reasonable to estimate, but which, unlike specific allowances, have not been allocated to particular problem assets. When an insured institution classifies problem assets as “loss,” it is required either to establish a specific allowance for losses equal to 100% of that portion of the asset so classified or to charge-off such amount. An institution’s determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the regulatory authorities, which may require the establishment of additional general or specific allowances.

In connection with the filing of our periodic regulatory reports and according to our classification of assets policy, we regularly review the problem loans in our portfolio to determine whether any loans require classification according to applicable regulations. If a problem loan deteriorates in asset quality, the classification is changed to “substandard,” “doubtful” or “loss” depending on the circumstances and the evaluation. Generally, loans 90 days or more past due are placed on nonaccrual status and classified “substandard.”

Our classified and special mention assets at the dates indicated were as follows:

	At June 30,
	2022	2021

	(In thousands)
Classified Assets:
Substandard	$123	$177
Doubtful	—	—
Loss	—	—
Total	$123	$177
Special mention	$63	$65

Other Loans of Concern. At June 30, 2022, except for loans included in the above table, there were no other loans of concern for which we had information about possible credit problems of borrowers that caused us to have serious doubts about the ability of the borrowers to comply with present loan repayment terms and that may result in disclosure of such loans in the future.

Allowance for Loan and Lease Losses

The allowance for loan losses is maintained at a level which, in management’s judgment, is adequate to absorb probable credit losses inherent in the loan portfolio. The amount of the allowance is based on management’s evaluation of the collectability of the loan portfolio, including the nature of the portfolio, credit concentrations, trends in historical loss experience, specific impaired loans, and economic conditions. Allowances for impaired loans are generally determined based on collateral values or the present value of estimated cash flows. Because of uncertainties associated with regional economic conditions, collateral values, and future cash flows on impaired loans, it is reasonably possible that management’s estimate of probable credit losses inherent in the loan portfolio and the related allowance may change materially in the near-term. The allowance is increased by a provision for loan losses, which is charged to expense and reduced by full and partial charge-offs, net of recoveries. Changes in the allowance relating to impaired loans are charged or credited to the provision for loan losses. Management’s periodic evaluation of the adequacy of the allowance is based on various factors, including, but not limited to, management’s ongoing review and grading of loans, facts and issues related to specific loans, historical loan loss and delinquency experience, trends in past due and non-accrual loans, existing risk characteristics of specific loans or loan pools, the fair value of underlying collateral, current economic conditions and other qualitative and quantitative factors which could affect potential credit losses.

As an integral part of their examination process, the OCC will periodically review our allowance for loan and losses, and as a result of such reviews, we may determine to adjust our allowance for loan losses. However, the OCC is not directly involved in the process for establishing the allowance for loan losses as the process is our responsibility and any increase or decrease in the allowance is the responsibility of management.

The following table sets forth activity in our allowance for loan and lease losses for the periods indicated.

At or For the Years Ended June 30,
	2022	2021

(Dollars in thousands)
Allowance for loan and lease losses at beginning of year	$223	$223
Provision for loan losses	—	—
Charge-offs:
Real estate loans:
Commercial	—	—
Residential	—	—
Agricultural	—	—
Construction and land	—	—
Commercial and industrial loans	—	—
Home equity lines of credit (HELOC)	—	—
Consumer loans	—	—
Total charge-offs	—	—

Recoveries:
Real estate loans:
Commercial	—	—
Residential	—	—
Agricultural	—	—
Construction and land	—	—
Commercial and industrial loans	—	—
Home equity lines of credit (HELOC)	—	—
Consumer loans	—	—
Total recoveries	—	—
Net (charge-offs) recoveries	—	—
Allowance for loan losses at end of year	$223	$223
Allowance for loan losses to non-performing loans at end of year	62.04%	121.88%
Allowance for loan losses to total loans outstanding at end of year	0.27%	0.30%
Net charge-offs (recoveries) to average loans outstanding during the year	0.00%	0.00%

Allocation of Allowance for Loan and Lease Losses. The following tables set forth the allowance for loan losses allocated by loan category and the percent of the allowance in each category to the total allocated allowance at the dates indicated. The allowance for loan losses allocated to each category is not necessarily indicative of future losses in any particular category and does not restrict the use of the allowance to absorb losses in other categories.

	At June 30,
	2022			2021
		Percent of	Percent of		Percent of	Percent of
		Allowance to	Loans in		Allowance to	Loans in
		Total	Category to		Total	Category to
	Amount	Allowance	Total Loans	Amount	Allowance	Total Loans

	(Dollars in thousands)
Real estate loans:
Commercial	$21	9.3%	6.2%	$28	12.3%	8.5%
Residential	178	79.8	79.8	176	79.2	79.6
Multifamily	2	0.9	0.9	—	—	—
Agricultural	14	6.2	4.2	8	3.7	3.9
Construction and land	5	2.5	7.3	8	3.5	6.3
Home equity lines of credit (HELOC)	1	0.6	0.3	1	0.3	0.3
Commercial and industrial loans	1	0.3	0	1	0.6	0.4
Consumer	1	0.5	0.9	1	0.4	1.0
Total allocated allowance	$223	100%	100%	$223	100%	100%
Unallocated allowance	—			—
Total allowance for loan losses	$223			$223

Although we believe that we use the best information available to establish the allowance for loan losses, future adjustments to the allowance for loan losses may be necessary and results of operations could be adversely affected if circumstances differ substantially from the assumptions used in making the determinations. Because future events affecting borrowers and collateral cannot be predicted with certainty, the existing allowance for loan losses may not be adequate and management may determine that increases in the allowance are necessary if the quality of any portion of our loan portfolio deteriorates as a result. Furthermore, as an integral part of its examination process, the OCC will periodically review our allowance for loan losses. The OCC may have judgments different than those of management, and we may determine to increase our allowance as a result of these regulatory reviews. Any material increase in the allowance for loan losses may adversely affect our financial condition and results of operations.

Investment Activities

General. The goals of our investment policy is to maximize portfolio yield over the long term in a manner that is consistent with minimizing risk, meeting liquidity needs, meeting pledging requirements, and meeting asset/liability management and interest rate risk strategies. Subject to loan demand and our interest rate risk analysis, we expect to increase the balance of our investment securities portfolio when we have excess liquidity.

Our investment policy was adopted by the board of directors and is reviewed annually by the board of directors. All investment decisions are made by our Asset/Liability Committee according to board-approved policies. An investment schedule detailing the investment portfolio is reviewed at least monthly by the board of directors.

Our current investment policy permits, with certain limitations, investments in: U.S. Treasury securities; securities issued by the U.S. government and its agencies or government sponsored enterprises including mortgage-backed securities and collateralized mortgage obligations issued by Fannie Mae, Ginnie Mae, and Freddie Mac; corporate and municipal bonds; asset-backed securities; certificates of deposit in other financial institutions; federal funds and money market funds, among other investments.

At June 30, 2022, our investment portfolio consisted of securities and obligations issued by U.S. government-sponsored enterprises as well as state and municipal securities. At June 30, 2022, we also owned $1.0 million of Federal Home Loan Bank of Cincinnati stock. As a member of Federal Home Loan Bank of Cincinnati, we are required to purchase stock in the Federal Home Loan Bank of Cincinnati, which is carried at cost and classified as a restricted investment.

At June 30, 2022, all of our investment securities are carried at fair value through accumulated other comprehensive income.

For additional information regarding our investment securities portfolio, see Note 3 to the notes to financial statements.

Sources of Funds

General. Deposits have traditionally been our primary source of funds for use in lending and investment activities. We may also use borrowings to supplement cash flow needs, lengthen the maturities of liabilities for interest rate risk purposes and to manage the cost of funds. In addition, we receive funds from scheduled loan payments, investment maturities, loan prepayments, retained earnings and income on earning assets. While scheduled loan payments and income on earning assets are relatively stable sources of funds, deposit inflows and outflows can vary widely and are influenced by prevailing interest rates, market conditions and levels of competition.

Deposits. Our deposits are generated primarily from our primary market area. We offer a selection of deposit accounts, including savings accounts, checking accounts, certificates of deposit and individual retirement accounts. Deposit account terms vary, with the principal differences being the minimum balance required, the amount of time the funds must remain on deposit and the interest rate.

Interest rates paid, maturity terms, service fees and withdrawal penalties are established on a periodic basis. Deposit rates and terms are based primarily on current operating strategies and market rates, liquidity requirements, rates paid by competitors and growth goals. We rely upon personalized customer service, long-standing relationships with customers, and our favorable reputation in the community to attract and retain local deposits. We also seek to obtain deposits from our commercial loan customers.

The flow of deposits is influenced significantly by general economic conditions, changes in money market and other prevailing interest rates and competition. The variety of deposit accounts offered allows us to be competitive in obtaining funds and responding to changes in consumer demand. Based on experience, we believe that our deposits are relatively stable. However, the ability to attract and maintain deposits and the rates paid on these deposits, has been and will continue to be significantly affected by market conditions.

The following table sets forth the distribution of total deposits, by account type, at the dates indicated.

	At June 30,
	2022			2021
			Average			Average
	Amount	Percent	Rate	Amount	Percent	Rate

	(Dollars in thousands)
Noninterest-bearing demand deposits	$2,554	2.3%	—%	$2,206	2.0%	—%
Interest-bearing demand deposits	23,483	21.4	0.01	17,232	17.1	0.01
Savings deposits	48,736	44.3	0.02	43,184	42.8	0.02
Certificates of deposit	35,217	32.0	0.75	38,501	38.1	0.81
Total	$109,990	100.0%	0.25	$100,923	100.0%	0.32

At June 30, 2022 and June 30, 2021, the aggregate amount of all uninsured deposits (deposits in excess of the Federal Deposit Insurance limit of $250,000 per account) was $21.9 million and $13.3 million, respectively. At June 30, 2022 and June 30, 2021, the aggregate amount of all uninsured certificates of deposit was $3.1 million and $2.6 million, respectively. At June 30, 2022 and June 30, 2021, we had no deposits that were uninsured for any reason other than being in excess of the Federal Deposit Insurance Corporation limit.

The following table sets forth the maturity of our uninsured certificates of deposit at June 30, 2022.

At June 30,
2022
(In thousands)
Maturity Period:
Three months or less	$—
Over three months through six months	—
Over six months through 12 months	284
Over 12 months	2,778
Total	$3,062

Borrowings. We may obtain advances from the Federal Home Loan Bank of Cincinnati upon the security of our capital stock in it and our one- to four-family residential real estate portfolio. We may utilize these advances for asset/liability management purposes and for additional funding for our operations. Such advances may be made under several different credit programs, each of which has its own interest rate and range of maturities. At June 30, 2022, we had no outstanding advances from the Federal Home Loan Bank of Cincinnati. At June 30, 2022, based on available collateral and our ownership of Federal Home Loan Bank of Cincinnati common stock, we had access to up to $44.9 million of advances from the Federal Home Loan Bank of Cincinnati.

Personnel

As of June 30, 2022, we had 18 full-time employees and 1 part-time employee. Our employees are not represented by any collective bargaining group. Management believes that we have good working relations with our employees.

Subsidiary Activities

Van Wert Federal is the wholly-owned subsidiary of VWF Bancorp. Van Wert Federal has no subsidiaries.

Regulation and Supervision

General

As a federal savings association (the term “savings association” includes a federal savings bank), Van Wert Federal is subject to examination and regulation by the OCC, and is also subject to examination by the FDIC. This regulation and supervision establishes a comprehensive framework of activities in which an institution may engage and is intended primarily for the protection of the FDIC’s deposit insurance fund and depositors, and not for the protection of security holders. Van Wert Federal also is a member of and owns stock in the Federal Home Loan Bank of Cincinnati, which is one of the 11 regional banks in the Federal Home Loan Bank System.

Under this system of regulation, the regulatory authorities have extensive discretion in connection with their supervisory, enforcement, rulemaking and examination activities and policies, including rules or policies that: establish minimum capital levels; restrict the timing and amount of dividend payments; govern the classification of assets; determine the adequacy of loan loss reserves for regulatory purposes; and establish the timing and amounts of assessments and fees. Moreover, as part of their examination authority, the banking regulators assign numerical ratings to banks and savings institutions relating to capital, asset quality, management, liquidity, earnings and other factors. The receipt of a less than satisfactory rating in one or more categories may result in enforcement action by the banking regulators against a financial institution. A less than satisfactory rating may also prevent a financial institution, such as Van Wert Federal or its holding company, from obtaining necessary regulatory approvals to access the capital markets, pay dividends, acquire other financial institutions or establish new branches.

In addition, we must comply with significant anti-money laundering and anti-terrorism laws and regulations, Community Reinvestment Act laws and regulations, and fair lending laws and regulations. Government agencies have the authority to impose monetary penalties and other sanctions on institutions that fail to comply with these laws and regulations, which could significantly affect our business activities, including our ability to acquire other financial institutions or expand our branch network.

VWF Bancorp is a savings and loan holding company subject to the rules and regulations of the Federal Reserve Board. It is required to file certain reports with the Federal Reserve Board and is subject to examination by the enforcement authority of the Federal Reserve Board. VWF Bancorp is also subject to the rules and regulations of the Securities and Exchange Commission under the federal securities laws.

Any change in applicable laws or regulations, whether by the OCC, the FDIC, the Federal Reserve Board or Congress, could have a material adverse impact on the operations and financial performance of VWF Bancorp and Van Wert Federal.

Set forth below is a brief description of material regulatory requirements that are applicable to Van Wert Federal and VWF Bancorp. The description is limited to certain material aspects of the statutes and regulations addressed, and is not intended to be a complete description of such statutes and regulations and their effects on Van Wert Federal and VWF Bancorp.

Federal Banking Regulation

Business Activities. A federal association derives its lending and investment powers from the Home Owners’ Loan Act, as amended, and applicable federal regulations. Under these laws and regulations, Van Wert Federal may invest in mortgage loans secured by residential and commercial real estate, commercial business and consumer loans, certain types of debt securities and certain other assets, subject to applicable limits. Van Wert Federal may also establish subsidiaries that may engage in certain activities not otherwise permissible for Van Wert Federal to engage in directly, including real estate investment and securities and insurance brokerage.

Capital Requirements. Federal regulations require federally insured depository institutions to meet several minimum capital standards: a common equity Tier 1 capital to risk-weighted assets ratio of 4.5%, a Tier 1 capital to risk-weighted assets ratio of 6.0%, a total capital to risk-weighted assets of 8.0%, and a 4.0% Tier 1 capital to adjusted average total assets leverage ratio.

Common equity Tier 1 capital is generally defined as common stockholders’ equity and retained earnings. Tier 1 capital is generally defined as common equity Tier 1 and additional Tier 1 capital. Additional Tier 1 capital includes certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries. Total capital includes Tier 1 capital (common equity Tier 1 capital plus additional Tier 1 capital) and Tier 2 capital. Tier 2 capital is comprised of capital instruments and related surplus, meeting specified requirements, and may include cumulative preferred stock and long-term perpetual preferred stock, mandatory convertible securities, intermediate preferred stock and subordinated debt. Also included in Tier 2 capital is the allowance for loan losses limited to a maximum of 1.25% of risk-weighted assets and, for institutions that have exercised an opt-out election regarding the treatment of Accumulated Other Comprehensive Income (“AOCI”), up to 45% of net unrealized gains on available-for-sale equity securities with readily determinable fair market values. Institutions that have not exercised the AOCI opt-out have AOCI incorporated into common equity Tier 1 capital (including unrealized gains and losses on available-for-sale-securities). Van Wert Federal exercised its AOCI opt-out election. Calculation of all types of regulatory capital is subject to deductions and adjustments specified in the regulations.

In determining the amount of risk-weighted assets for purposes of calculating risk-based capital ratios, all assets, including certain off-balance sheet assets (e.g., recourse obligations, direct credit substitutes, residual interests) are multiplied by a risk weight factor assigned by the regulations based on the risks believed inherent in the type of asset. Higher levels of capital are required for asset categories believed to present greater risk. For example, a risk weight of 0% is assigned to cash and U.S. government securities, a risk weight of 50% is generally assigned to prudently underwritten first lien one- to four-family residential real estate loans, a risk weight of 100% is assigned to commercial and consumer loans, a risk weight of 150% is assigned to certain past due loans and a risk weight of between 0% to 600% is assigned to permissible equity interests, depending on certain specified factors.

In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets above the amount necessary to meet its minimum risk-based capital requirements. The capital conservation buffer requirement was phased in beginning January 1, 2016 at 0.625% of risk-weighted assets and increasing each year until fully implemented at 2.5% of risk-weighted assets on January 1, 2019.

The federal banking agencies have developed a “Community Bank Leverage Ratio (CBLR)” (the ratio of Tier 1 capital to average total consolidated assets) for financial institutions with assets of less than $10 billion that meet certain qualifying criteria. A “qualifying community bank” that exceeds this ratio will be deemed compliant with all other capital requirements, including the capital requirements to be considered “well capitalized” under Prompt Corrective Action statutes. The federal banking agencies may consider a financial institution’s risk profile when evaluating whether it qualifies as a community bank for purposes of the capital ratio requirement. The federal banking agencies must set the minimum Community Bank Leverage Ratio at not less than 8% and not more than 10%, and as of January 1, 2022, it is set at 9%. Van Wert Federal has elected to be subject to the CBLR framework. At June 30, 2022, Van Wert Federal’s CBLR was 17.51%.

Loans-to-One Borrower. Generally, a federal savings association may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. At June 30, 2022, Van Wert Federal complied with the loans-to-one borrower limitations.

Qualified Thrift Lender Test. As a federal savings association, Van Wert Federal must satisfy the qualified thrift lender, or “QTL,” test. Under the QTL test, it must maintain at least 65% of its “portfolio assets” in “qualified thrift investments” (primarily residential mortgages and related investments, including mortgage-backed securities) in at least nine months of the most recent 12-month period. “Portfolio assets” generally means total assets of a savings association, less the sum of specified liquid assets up to 20% of total assets, goodwill and other intangible assets, and the value of property used in the conduct of the savings association’s business.

Van Wert Federal also may satisfy the QTL test by qualifying as a “domestic building and loan association” as defined in the Internal Revenue Code of 1986, as amended. This test generally requires a savings association to have at least 75% of its deposits held by the public and earn at least 25% of its income from loans and U.S. government obligations. Alternatively, a savings association can satisfy this test by maintaining at least 60% of its assets in cash, real estate loans and U.S. Government or state obligations.

A savings association that fails the qualified thrift lender test must operate under specified restrictions set forth in the Home Owners’ Loan Act. The Dodd-Frank Act made noncompliance with the QTL test subject to agency enforcement action for a violation of law. At June 30, 2022, Van Wert Federal complied with the qualified thrift lender test, with a percentage of qualified thrift investments to total assets of approximately 80.0%.

Capital Distributions. Federal regulations govern capital distributions by a federal savings association, which include cash dividends, stock repurchases and other transactions charged to its capital account. A federal savings association must file an application with the OCC for approval of a capital distribution if:

●	the total capital distributions for the applicable calendar year exceed the sum of the savings association’s net income for that year to date plus its retained net income for the preceding two years;
●	the savings association would not be at least adequately capitalized following the distribution;
●	the distribution would violate any applicable statute, regulation, agreement or regulatory condition; or

●	the savings association is not eligible for expedited treatment of its filings, generally due to an unsatisfactory CAMELS rating or being subject to a cease and desist order or formal written agreement that requires action to improve the institution’s financial condition.

Even if an application is not otherwise required, every savings association that is a subsidiary of a savings and loan holding company, such as Van Wert Federal, must still file a notice with the Federal Reserve Board at least 30 days before the board of directors declares a dividend or approves a capital distribution.

A notice or application related to a capital distribution may be disapproved if:

●	the savings association would be undercapitalized following the distribution;
●	the proposed capital distribution raises safety and soundness concerns; or
●	the capital distribution would violate a prohibition contained in any statute, regulation or agreement.

In addition, an insured depository institution may not make any capital distribution if, after making such distribution, the institution would fail to meet any applicable regulatory capital requirement. A federal savings association also may not make a capital distribution that would reduce its regulatory capital below the amount required for the liquidation account established in connection with its conversion to stock form.

Community Reinvestment Act and Fair Lending Laws. All federal savings associations have a responsibility under the Community Reinvestment Act and related regulations to help meet the credit needs of their communities, including low- and moderate-income borrowers. In connection with its examination of a federal savings association, the OCC is required to assess the federal savings association’s record of compliance with the Community Reinvestment Act. A savings association’s failure to comply with the provisions of the Community Reinvestment Act could, at a minimum, result in denial of certain corporate applications such as branches or mergers, or in restrictions on its activities. In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes. The failure to comply with the Equal Credit Opportunity Act and the Fair Housing Act could result in enforcement actions by the OCC, as well as other federal regulatory agencies and the Department of Justice.

The Community Reinvestment Act requires all institutions insured by the Federal Deposit Insurance Corporation to publicly disclose their rating. Van Wert Federal received a “satisfactory” Community Reinvestment Act rating in its most recent federal examination.

Transactions with Related Parties. A federal savings association’s authority to engage in transactions with its affiliates is limited by Sections 23A and 23B of the Federal Reserve Act and federal regulations. An affiliate is generally a company that controls, or is under common control with, an insured depository institution such as Van Wert Federal. VWF Bancorp is an affiliate of Van Wert Federal because of its control of Van Wert Federal. In general, transactions between an insured depository institution and its affiliates are subject to certain quantitative limits and collateral requirements. In addition, federal regulations prohibit a savings association from lending to any of its affiliates that are engaged in activities that are not permissible for bank holding companies and from purchasing the securities of any affiliate, other than a subsidiary. Finally, transactions with affiliates must be consistent with safe and sound banking practices, not involve the purchase of low-quality assets and be on terms that are as favorable to the institution as comparable transactions with non-affiliates.

Van Wert Federal’s authority to extend credit to its directors, executive officers and 10% stockholders, as well as to entities controlled by such persons, is currently governed by the requirements of Sections 22(g) and 22(h) of the

Federal Reserve Act and Regulation O of the Federal Reserve Board. Among other things, these provisions generally require that extensions of credit to insiders:

●	be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features; and
●	not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of Van Wert Federal’s capital.

In addition, extensions of credit in excess of certain limits must be approved by Van Wert Federal’s board of directors. Extensions of credit to executive officers are subject to additional limits based on the type of extension involved.

Enforcement. The OCC has primary enforcement responsibility over federal savings associations and has authority to bring enforcement action against all “institution-affiliated parties,” including directors, officers, stockholders, attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on a federal savings association. Formal enforcement action by the OCC may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors of the institution and the appointment of a receiver or conservator. Civil penalties cover a wide range of violations and actions, and range up to $25,000 per day, unless a finding of reckless disregard is made, in which case penalties may be as high as $1 million per day. The FDIC also has the authority to terminate deposit insurance or recommend to the OCC that enforcement action be taken with respect to a particular savings association. If such action is not taken, the FDIC has authority to take the action under specified circumstances.

Standards for Safety and Soundness. Federal law requires each federal banking agency to prescribe certain standards for all insured depository institutions. These standards relate to, among other things, internal controls, information systems and audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, compensation and other operational and managerial standards as the agency deems appropriate. Interagency guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard. If an institution fails to meet these standards, the appropriate federal banking agency may require the institution to implement an acceptable compliance plan. Failure to implement such a plan can result in further enforcement action, including the issuance of a cease and desist order or the imposition of civil money penalties.

Interstate Banking and Branching. Federal law permits well capitalized and well managed holding companies to acquire banks in any state, subject to Federal Reserve Board approval, certain concentration limits and other specified conditions. Interstate mergers of banks are also authorized, subject to regulatory approval and other specified conditions. In addition, among other things, amendments made by the Dodd-Frank Act permit banks to establish de novo branches on an interstate basis provided that branching is authorized by the law of the host state for the banks chartered by that state.

Prompt Corrective Action. Federal law requires, among other things, that federal bank regulators take “prompt corrective action” with respect to institutions that do not meet minimum capital requirements. For this purpose, the law establishes five capital categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. Under the regulations, as amended effective January 1, 2015 to incorporate the previously mentioned amendments to the regulatory capital requirements, an institution is deemed to be “well capitalized” if it has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 8.0% or greater, a leverage ratio of 5.0% or greater and a common equity Tier 1 ratio of 6.5% or greater. An institution is “adequately capitalized” if it has a total risk-based capital ratio of 8.0% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, a leverage ratio of 4.0% or greater and a common equity Tier 1 ratio of 4.5% or greater. An institution is “undercapitalized” if it has a total risk-based capital ratio of less than 8.0%, a Tier 1 risk-based capital ratio of less than

6.0%, a leverage ratio of less than 4.0% or a common equity Tier 1 ratio of less than 4.5%. An institution is deemed to be “significantly undercapitalized” if it has a total risk-based capital ratio of less than 6.0%, a Tier 1 risk-based capital ratio of less than 4.0%, a leverage ratio of less than 3.0% or a common equity Tier 1 ratio of less than 3.0%. An institution is considered to be “critically undercapitalized” if it has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2.0%.

Federal law and regulations also specify circumstances under which a federal banking agency may reclassify a well-capitalized institution as adequately capitalized and may require an institution classified as less than well capitalized to comply with supervisory actions as if it were in the next lower category.

The OCC may order savings associations that have insufficient capital to take corrective actions. For example, a savings association that is categorized as “undercapitalized” is subject to growth limitations and is required to submit a capital restoration plan, and a holding company that controls such a savings association is required to guarantee that the savings association complies with the restoration plan. A “significantly undercapitalized” savings association may be subject to additional restrictions. Savings associations deemed by the OCC to be “critically undercapitalized” would be subject to the appointment of a receiver or conservator.

At June 30, 2022, Van Wert Federal met the criteria for being considered “well capitalized.” In addition, as set forth above, a “qualifying community bank,” such as Van Wert Federal, that exceeds the Community Bank Leverage Ratio is considered “well capitalized” under the Prompt Corrective Action statutes. Van Wert Federal has elected to be subject to the Community Bank Leverage Ratio framework. At June 30, 2022, Van Wert Federal exceeded the required Community Bank Leverage Ratio.

Insurance of Deposit Accounts. Van Wert Federal is a member of the Deposit Insurance Fund, which is administered by the FDIC. Its deposit accounts are insured by the FDIC, generally up to a maximum of $250,000 per depositor.

The FDIC imposes deposit insurance assessments against all insured depository institutions. An institution’s assessment rate depends upon the perceived risk of the institution to the Deposit Insurance Fund, with institutions deemed less risky paying lower rates. Currently, assessments for institutions of less than $10 billion of total assets are based on financial measures and supervisory ratings derived from statistical models estimating the probability of failure within three years. That system was effective July 1, 2016 and replaced a system under which each institution was assigned to a risk category. Assessment rates (inclusive of possible adjustments) currently range from 1.5 to 30 basis points of each institution’s total assets less tangible capital. The current scale, also effective July 1, 2016, is a reduction from the previous range of 2.5 to 45 basis points. The FDIC may increase or decrease the range of assessments uniformly, except that no adjustment can deviate more than two basis points from the base assessment rate without notice and comment rulemaking. The existing system represents a change, required by the Dodd-Frank Act, from the FDIC’s prior practice of basing the assessment on an institution’s aggregate deposits.

The FDIC has the authority to increase insurance assessments. A significant increase in insurance premiums would have an adverse effect on the operating expenses and results of operations of Van Wert Federal. We cannot predict what deposit insurance assessment rates will be in the future.

Insurance of deposits may be terminated by the FDIC upon a finding that an institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. We do not know of any practice, condition or violation that might lead to termination of deposit insurance for Van Wert Federal.

Privacy Regulations. Federal regulations generally require that Van Wert Federal disclose its privacy policy, including identifying with whom it shares a customer’s “non-public personal information,” to customers at the time of establishing the customer relationship and annually thereafter. In addition, Van Wert Federal is required to provide its customers with the ability to “opt-out” of having their personal information shared with unaffiliated third parties and not to disclose account numbers or access codes to non-affiliated third parties for marketing purposes. Van Wert Federal has a privacy protection policy in place and believes that such policy is in compliance with the regulations.

USA Patriot Act. Van Wert Federal is subject to the USA PATRIOT Act, which gives federal agencies additional powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing, and broadened anti-money laundering requirements. The USA PATRIOT Act contains provisions intended to encourage information sharing among bank regulatory agencies and law enforcement bodies and imposes affirmative obligations on financial institutions, such as enhanced recordkeeping and customer identification requirements.

Prohibitions Against Tying Arrangements. Federal savings associations are prohibited, subject to some exceptions, from extending credit to or offering any other service, or fixing or varying the consideration for such extension of credit or service, on the condition that the customer obtain some additional service from the institution or its affiliates or not obtain services of a competitor of the institution.

Other Regulations

Interest and other charges collected or contracted for by Van Wert Federal are subject to state usury laws and federal laws concerning interest rates. Loan operations are also subject to state and federal laws applicable to credit transactions, such as the:

●	Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;
●	Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;
●	Fair Credit Reporting Act of 1978, governing the use and provision of information to credit reporting agencies; and
●	Rules and regulations of the various federal and state agencies charged with the responsibility of implementing such federal and state laws.

The deposit operations of Van Wert Federal also are subject to, among others, the:

●	Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;
●	Check Clearing for the 21st Century Act (also known as “Check 21”), which gives “substitute checks,” such as digital check images and copies made from that image, the same legal standing as the original paper check; and
●	Electronic Funds Transfer Act and Regulation E promulgated thereunder, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services.

Federal Home Loan Bank System

Van Wert Federal is a member of the Federal Home Loan Bank of Cincinnati, which is one of 11 regional Federal Home Loan Banks in the Federal Home Loan Bank System. The Federal Home Loan Bank of Cincinnati provides a central credit facility primarily for its member institutions. Members of the Federal Home Loan Bank of Cincinnati are required to acquire and hold shares of capital stock in the Federal Home Loan Bank of Cincinnati. Van Wert Federal complied with this requirement at June 30, 2022. Based on redemption provisions of the Federal Home Loan Bank of Cincinnati, the stock has no quoted market value and is carried at cost. Van Wert Federal reviews for impairment, based on the ultimate recoverability, the cost basis of the Federal Home Loan Bank of Cincinnati stock. At June 30, 2022, no impairment has been recognized.

Holding Company Regulation

VWF Bancorp is a unitary savings and loan holding company subject to regulation and supervision by the Federal Reserve Board. The Federal Reserve Board has enforcement authority over VWF Bancorp and its non-savings institution subsidiaries. Among other things, this authority permits the Federal Reserve Board to restrict or prohibit activities that are determined to be a risk to Van Wert Federal.

As a savings and loan holding company, VWF Bancorp’s activities are limited to those activities permissible by law for financial holding companies (if VWF Bancorp makes an election to be treated as a financial holding company and meets the other requirements to be a financial holding company) or multiple savings and loan holding companies. VWF Bancorp does not intend to make an election to be treated as a financial holding company. A financial holding company may engage in activities that are financial in nature, incidental to financial activities or complementary to a financial activity. Such activities include lending and other activities permitted for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act, insurance and underwriting equity securities. Multiple savings and loan holding companies are authorized to engage in activities specified by federal regulation, including activities permitted for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act.

Federal law prohibits a savings and loan holding company, directly or indirectly, or through one or more subsidiaries, from acquiring more than 5% of another savings institution or savings and loan holding company without prior written approval of the Federal Reserve Board, and from acquiring or retaining control of any depository institution not insured by the FDIC. In evaluating applications by holding companies to acquire savings institutions, the Federal Reserve Board must consider such things as the financial and managerial resources and future prospects of the company and institution involved, the effect of the acquisition on and the risk to the federal deposit insurance fund, the convenience and needs of the community and competitive factors. A savings and loan holding company may not acquire a savings institution in another state and hold the target institution as a separate subsidiary unless it is a supervisory acquisition under Section 13(k) of the Federal Deposit Insurance Act or the law of the state in which the target is located authorizes such acquisitions by out-of-state companies.

Savings and loan holding companies historically have not been subject to consolidated regulatory capital requirements. The Dodd-Frank Act requires the Federal Reserve Board to establish minimum consolidated capital requirements for all depository institution holding companies that are as stringent as those required for the insured depository subsidiaries. However, legislation was enacted in May 2018 that required the Federal Reserve Board to amend its “Small Bank Holding Company” exemption from consolidated holding company capital requirements to generally extend its applicability to bank and savings and loan holding companies of up to $3.0 billion in assets. Regulations implementing this amendment were effective in August 2018. Consequently, savings and loan holding companies of under $3.0 billion in consolidated assets remain exempt from consolidated regulatory capital requirements, unless the Federal Reserve determines otherwise in particular cases.

The Dodd-Frank Act extended the “source of strength” doctrine to savings and loan holding companies. The Federal Reserve Board has promulgated regulations implementing the “source of strength” policy that require holding companies to act as a source of strength to their subsidiary depository institutions by providing capital, liquidity and other support in times of financial stress.

The Federal Reserve Board has issued a policy statement regarding the payment of dividends and the repurchase of shares of common stock by bank holding companies and savings and loan holding companies. In general, the policy provides that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the holding company appears consistent with the organization’s capital needs, asset quality and overall financial condition. Regulatory guidance provides for prior regulatory consultation with respect to capital distributions in certain circumstances such as where the company’s net income for the past four quarters, net of dividends previously paid over that period, is insufficient to fully fund the dividend or the company’s overall rate of earnings retention is inconsistent with the company’s capital needs and overall financial condition. The ability of a holding company to pay dividends may be restricted if a subsidiary bank becomes undercapitalized. The policy statement also states that a holding company should inform the Federal Reserve Board supervisory staff before redeeming or repurchasing common stock or perpetual preferred stock if the holding company is experiencing financial weaknesses or if the repurchase or redemption would result in a net reduction, at the end of a quarter, in the amount of such equity instruments outstanding compared with the beginning of the quarter in which the redemption or repurchase occurred. These regulatory policies may affect the ability of VWF Bancorp to pay dividends, repurchase shares of common stock or otherwise engage in capital distributions.

In order for VWF Bancorp to be regulated as savings and loan holding company by the Federal Reserve Board, rather than as a bank holding company, Van Wert Federal must qualify as a “qualified thrift lender” under federal regulations or satisfy the “domestic building and loan association” test under the Internal Revenue Code. Under the qualified thrift lender test, a savings institution is required to maintain at least 65% of its “portfolio assets” (total assets less: (i) specified liquid assets up to 20% of total assets; (ii) intangible assets, including goodwill; and (iii) the value of property used to conduct business) in certain “qualified thrift investments” (primarily residential mortgages and related investments, including certain mortgage-backed and related securities) in at least nine out of each 12 month period. At June 30, 2022, Van Wert Federal maintained 80.0% of its portfolio assets in qualified thrift investments and was in compliance with the qualified thrift lender requirement.

Federal Securities Laws

VWF Bancorp common stock is registered with the Securities and Exchange Commission. VWF Bancorp is subject to the information, proxy solicitation, insider trading restrictions and other requirements under the Securities Exchange Act of 1934, as amended.

Shares of common stock purchased by persons who are not affiliates of VWF Bancorp may be resold without registration under the Securities Act of 1933. Shares purchased by an affiliate of VWF Bancorp are subject to the resale restrictions of Rule 144 under the Securities Act of 1933. If VWF Bancorp meets the current public information requirements of Rule 144 under the Securities Act of 1933, each affiliate of VWF Bancorp that complies with the other conditions of Rule 144, including those that require the affiliate’s sale to be aggregated with those of other persons, would be able to sell in the public market, without registration, a number of shares not to exceed, in any three-month period, the greater of 1% of the outstanding shares of VWF Bancorp, or the average weekly volume of trading in the shares during the preceding four calendar weeks.

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 is intended to improve corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures required under the federal securities laws. We have policies, procedures and systems designed to comply with these regulations, and we review and document such policies, procedures and systems to ensure continued compliance with these regulations.

Change in Control Regulations

Under the Change in Bank Control Act, a federal statute, no person may acquire control of a savings and loan holding company such as VWF Bancorp unless the Federal Reserve Board has been given 60 days prior written notice and has not issued a notice disapproving the proposed acquisition, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the competitive effects of the acquisition. Control, as defined under federal law, means ownership, control of or holding irrevocable proxies representing more than 25% of any class of voting stock, control in any manner of the election of a majority of the institution’s directors, or a determination by the regulator that the acquiror has the power, directly or indirectly, to exercise a controlling influence over the management or policies of the institution. Acquisition of more than 10% of any class of a savings and loan holding company’s voting stock constitutes a rebuttable determination of control under the regulations under certain circumstances including where, as is the case with VWF Bancorp, the issuer has registered securities under Section 12 of the Securities Exchange Act of 1934.

In addition, federal regulations provide that no company may acquire control of a savings and loan holding company without the prior approval of the Federal Reserve Board. Any company that acquires such control becomes a “savings and loan holding company” subject to registration, examination and regulation by the Federal Reserve Board.

Emerging Growth Company Status

VWF Bancorp is an emerging growth company. For as long as it qualifies as an emerging growth company, it may choose to take advantage of exemptions from various reporting requirements applicable to public companies that are not available to emerging growth companies, including, but not limited to, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation. As an emerging growth company, VWF Bancorp is not be subject to Section 404(b) of the Sarbanes-Oxley Act of 2002, which would require that our independent auditors audit our internal control over financial reporting. In addition, as an emerging growth company, we have elected to take advantage of the extended transition periods for adopting new or revised financial accounting standards until the date they are required to be adopted by private companies (however, if any new or revised financial accounting standards would not apply to private companies, we would not be able to delay their adoption). Accordingly, our financial statements may not be comparable to those of public companies that adopt new or revised financial accounting standards as of an earlier date. Investors may find our common stock less attractive since we have chosen to rely on these exemptions. If some investors find our common stock less attractive as a result of any choices to reduce future disclosure, there may be a less active trading market for our common stock and the price of our common stock may be more volatile.

VWF Bancorp will cease to be an emerging growth company upon the earliest of: (i) the end of the fiscal year following the fifth anniversary of the completion of the conversion and offering; (ii) the first fiscal year after our annual gross revenues are $1.07 billion (adjusted for inflation) or more; (iii) the date on which we have, during the previous three-year period, issued more than $1.0 billion in non-convertible debt securities; or (iv) the end of any fiscal year in which the market value of our common stock held by non-affiliates exceeded $700 million at the end of the second quarter of that fiscal year. We expect to lose our status as an emerging growth company effective June 30, 2027, which is the end of the fiscal year following the fifth anniversary of the completion date of the Conversion.

Taxation

Federal Taxation

General. VWF Bancorp and Van Wert Federal are subject to federal income taxation in the same general manner as other corporations, with some exceptions discussed below. The following discussion of federal taxation is intended only to summarize material federal income tax matters and is not a comprehensive description of the tax rules applicable to VWF Bancorp and Van Wert Federal.

Method of Accounting. For federal income tax purposes, Van Wert Federal currently reports its income and expenses on the accrual method of accounting and uses a tax year ending December 31 for filing its federal income tax returns. The Small Business Protection Act of 1996 eliminated the use of the reserve method of accounting for bad debt reserves by savings institutions, effective for taxable years beginning after 1995.

Minimum Tax. The alternative minimum tax (“AMT”) for corporations has been repealed for tax years beginning after December 31, 2017. Any unused minimum tax credit of a corporation may be used to offset regular tax liability for any tax year. In addition, a portion of unused minimum tax credit was refundable in 2018 through 2021. The refundable portion is 100% for the tax years beginning after December 31, 2018 of the excess of the minimum tax credit for the year over any credit allowable against regular tax for that year. At June 30, 2022, Van Wert Federal had no minimum tax credit carryforward.

Net Operating Loss Carryovers. Generally, a corporation may carry forward net operating losses generated in tax years beginning after December 31, 2017 indefinitely and can offset up to 80% of taxable income. However, net operating losses generated in tax years beginning in 2018, 2019 and 2020 can be carried back five years and are 100%

deductible for tax years ending in 2018, 2019 and 2020. At June 30, 2022, Van Wert Federal no net operating loss carryforwards.

Capital Loss Carryovers. Generally, a corporation may carry back capital losses to the preceding three taxable years and forward to the succeeding five taxable years. Any capital loss carryback or carryover is treated as a short-term capital loss for the year to which it is carried. As such, it is grouped with any other capital losses for the year to which carried and is used to offset any capital gains. Any undeducted loss remaining after the five-year carryover period is not deductible. At June 30, 2022, Van Wert Federal had no capital loss carryovers.

Corporate Dividends. VWF Bancorp may generally exclude from our income 100% of dividends received from Van Wert Federal as a member of the same affiliated group of corporations.

Audit of Tax Returns. Van Wert Federal’s federal income tax returns have not been audited in the most recent five-year period.

State Taxation

Van Wert Federal is subject to Ohio taxation in the same general manner as other financial institutions. In particular, Van Wert Federal files a consolidated Ohio Financial Institutions Tax (“FIT”) return. The FIT is based upon the net worth of the consolidated group. For Ohio FIT purposes, savings institutions are currently taxed at a rate equal to 0.8% of taxable net worth, capped at 14% of the institution’s total assets.

As a Maryland business corporation, VWF Bancorp is required to file an annual report with and pay personal property taxes to the State of Maryland.

ITEM 1A.Risk Factors

Not applicable, as VWF Bancorp is a “smaller reporting company.”

ITEM 1B.Unresolved Staff Comments

None.

ITEM 2.Properties

At June 30, 2022, the net book value of our properties (including furniture, fixtures and equipment) was $1.4 million. We operate from our sole office located at 976 South Shannon Street, Van Wert, Ohio, which we own. We believe that our current facility is adequate to meet our present and foreseeable needs. We also own vacant land in Van Wert which may be used for future expansion. We currently do not have any plans or understandings to expand our office network.

ITEM 3.Legal Proceedings

Periodically, we are involved in claims and lawsuits, such as claims to enforce liens, condemnation proceedings on properties in which we hold security interests, claims involving the making and servicing of real property loans and other issues incident to our business. At June 30, 2022, we were not a party to any pending legal proceedings that we believe would have a material adverse effect on our financial condition, results of operations or cash flows.

ITEM 4.Mine Safety Disclosures

Not applicable.

PART II

ITEM 5.Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

VWF Bancorp’s common stock is quoted on the OTCQB Market operated by OTC Markets Group under the symbol “VWFB” since July 14, 2022. As of September 23, 2022, we had 301 stockholders of record (excluding the number of persons or entities holding stock in street name through various brokerage firms), and 1,922,924 shares of common stock outstanding.

VWF Bancorp has not paid any cash dividends to our stockholders. The payment and amount of any dividend payments is subject to statutory and regulatory limitations, and depends upon a number of factors, including the following: regulatory capital requirements; our financial condition and results of operations; tax considerations; and general economic conditions.

There were no sales of unregistered securities or repurchases of shares of common stock during the quarter ended June 30, 2022.

ITEM 6.[Reserved]

ITEM 7.Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis reflects our consolidated financial statements and other relevant statistical data, and is intended to enhance your understanding of our financial condition and results of operations. The information in this section has been derived from the consolidated financial statements, which appear elsewhere in this annual report. You should read the information in this section in conjunction with the other business and financial information provided in this annual report.

Overview

Our business consists primarily of taking deposits from the general public and investing those deposits, together with funds generated from operations, in residential real estate loans and, to a lesser extent, commercial real estate loans, agricultural mortgage loans, construction loans, commercial and industrial loans, home equity lines of credit, and consumer loans. We also invest in securities, which have historically consisted primarily of mortgage-backed securities and obligations issued by U.S. government sponsored enterprises, state and municipal securities. We offer a variety of deposit accounts including checking accounts, savings accounts and certificate of deposit accounts. Van Wert Federal is subject to comprehensive regulation and examination by the OCC.

Our results of operations depend primarily on our net interest income. Net interest income is the difference between the interest income we earn on our interest-earning assets and the interest we pay on our interest-bearing liabilities. Our results of operations also are affected by our provisions for loan losses, non-interest income and non-interest expense. Non-interest income currently consists primarily of service charges on deposit accounts, other service charges and fees, and income from bank owned life insurance. Non-interest expense currently consists primarily of expenses related to salaries and employee benefits, occupancy and equipment, data processing, contract services, director fees, and other expenses.

We invest in bank owned life insurance to provide us with a funding source to offset some costs of our benefit plan obligations. Bank owned life insurance provides us with non-interest income that is nontaxable. Federal regulations generally limit our investment in bank owned life insurance to 25% of our Tier 1 capital plus our allowance for loan losses. At June 30, 2022, our investment in bank owned life insurance was $5.1 million, which was within this investment limit.

Our results of operations also may be affected significantly by general and local economic and competitive conditions, changes in market interest rates, governmental policies and actions of regulatory authorities.

Business Strategy

Our principal objective is to build long-term value for our stockholders by operating a profitable community-oriented financial institution dedicated to meeting the banking needs of our customers by emphasizing personalized and efficient customer service. Highlights of our current business strategy include:

●	Continue to focus on originating residential mortgage loans for retention in our portfolio. We are primarily a residential mortgage loan lender for borrowers in our primary market area. At June 30, 2022, $65.6 million, or 79.8% of our total loan portfolio, consisted of residential mortgage loans. We expect that residential mortgage lending will remain our primary lending activity.
●	Grow and diversify our loan portfolio prudently by increasing originations of commercial real estate loans and commercial and industrial loans. Although we intend to continue our historical focus on the origination of residential mortgage loans, we intend to prudently increase our originations of commercial real estate loans and commercial and industrial loans in order to diversify our loan portfolio and increase yield. At June 30, 2022, commercial real estate loans amounted to $5.1 million, or 6.2% of total loans, and commercial and industrial loans amounted to $339,000, or 0.4% of total loans.

Commercial real estate loans and commercial and industrial loans have higher credit risk than one- to four-family residential mortgage loans.

●	Maintain our strong asset quality through conservative loan underwriting. We intend to maintain strong asset quality through what we believe are our conservative underwriting standards and credit monitoring processes. At June 30, 2022, our nonperforming assets and troubled debt restructurings totaled $266,000, or 0.32% of total loans.
●	Continue to grow low-cost “core” deposits. We consider our core deposits to include statement savings accounts, money market accounts, other savings deposits and checking accounts. We will continue our efforts to increase our core deposits to provide a stable source of funds to support loan growth at costs consistent with improving our interest rate spread and net interest margin. Core deposits totaled $74.8 million, or 68.0% of total deposits, at June 30, 2022.
●	Remain a community-oriented institution and relying on high quality service to maintain and build a loyal local customer base. We were established in 1889 and have been operating continuously in Van Wert since that time. Through the goodwill we have developed over years of providing timely, efficient banking services, we believe that we have been able to attract a loyal base of local retail customers on which we hope to continue to build our banking business.
●	Grow organically and through opportunistic acquisitions or branching. We intend to grow our balance sheet organically on a managed basis. In addition to organic growth, we may also consider expansion opportunities in our market area or in contiguous markets that we believe would enhance both our franchise value and stockholder returns. These opportunities may include acquiring other financial institutions and/or establishing loan production offices, establishing new, or de novo, branch offices and/or acquiring branch offices. We have no current plans or intentions regarding any such expansion activities.

We intend to continue to pursue these business strategies, subject to changes necessitated by future market conditions, regulatory restrictions and other factors.

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

The Jumpstart Our Business Startups Act of 2012 contains provisions that, among other things, reduce certain reporting requirements for qualifying public companies. As an “emerging growth company” we may delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. We intend to take advantage of the benefits of this extended transition period. Accordingly, our financial statements may not be comparable to companies that comply with such new or revised accounting standards.

The following represent our critical accounting policies:

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

Fair Value Measurements. The fair value of a financial instrument is defined as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. We estimate the fair value of a financial instrument and any related asset impairment using a variety of valuation methods. Where financial instruments are actively traded and have quoted market prices, quoted market prices are used for fair value. When the financial instruments are not actively traded, other observable market inputs, such as quoted prices of securities with similar characteristics, may be used, if available, to determine fair value. When observable market prices do not exist, we estimate fair value. These estimates are subjective in nature and imprecision in estimating these factors can impact the amount of gain or loss recorded. For a detailed description of the fair values measured at each level of the fair value hierarchy and the methodology we utilize, see note 12 of the notes to financial statements.

Selected Financial Data

The following selected consolidated financial data sets forth certain financial highlights of the Company and should be read in conjunction with the audited consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

	At June 30,
	2022	2021

	(In thousands)
Selected Financial Condition Data:
Total assets	$149,563	$127,227
Cash and due from banks	36,712	11,661
Interest-bearing time deposits	1,470	4,890
Available-for-sale securities	24,494	28,526
Loans, net	77,710	74,384
Premises and equipment, net	1,372	1,421
Federal Home Loan Bank stock	1,013	1,013
Bank owned life insurance	5,112	5,004
Total deposits	109,990	100,923
Total equity	23,367	25,396

	For the Years Ended
	June 30,
	2022	2021

	(In thousands)
Selected Operating Data:
Interest income	$3,200	$3,110
Interest expense	325	453
Net interest income	2,875	2,657
Provision for loan losses	—	—
Net interest income after provision for loan losses	2,875	2,657
Non-interest income	217	214
Non-interest expense	3,132	2,578
Income (loss) before income taxes	(40)	293
Provision for income taxes (benefit)	(31)	35
Net income (loss)	$(9)	$258

	At or For the Years Ended
	June 30,
	2022	2021
Performance Ratios:
Return on average assets	(0.01)%	0.20%
Return on average equity	(0.04)%	1.02%
Interest rate spread (1)	2.14%	2.73%
Net interest margin (2)	2.19%	2.72%
Non-interest expense to average assets	2.27%	2.05%
Efficiency ratio (3)	101.29%	89.80%
Average interest-earning assets to average interest-bearing liabilities	124.42%	99.95%

Capital Ratios:
Average equity to average assets	17.95%	21.15%
Tier 1 capital to risk-weighted assets (4)	17.51%	19.49%

Asset Quality Ratios:
Allowance for loan and lease losses as a percentage of total loans	0.27%	0.30%
Allowance for loan losses as a percentage of non-performing loans	61.91%	121.88%
Allowance for loan losses as a percentage of non-accrual loans	98.62%	261.04%
Non-accrual loans as a percentage of total loans	0.27%	0.11%
Net (charge-offs) recoveries as a percentage of average outstanding loans during the year	0.00%	0.00%
Non-performing loans as a percentage of total loans	0.44%	0.24%
Non-performing loans as a percentage of total assets	0.24%	0.14%
Total non-performing assets as a percentage of total assets	0.24%	0.14%

Other Data:
Number of offices	1	1
Number of full-time employees	18	18
Number of part-time employees	1	1
(1)	Represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(2)	Represents net interest income as a percentage of average interest-earning assets.
(3)	Represents noninterest expenses divided by the sum of net interest income and noninterest income.
(4)	Van Wert Federal has adopted the “community bank leverage ratio (CBLR)” framework for measuring regulatory capital adequacy, which became effective January 1, 2020. The CBLR is the ratio of Tier 1 capital to average assets. To be considered well capitalized under the CBLR framework, Van Wert Federal was required to have a CBLR ratio of at least 9.0% at June 30, 2022 and 8.0% at June 30, 2021. See note 9 of notes to financial statements.

Comparison of Financial Condition at June 30, 2022 and June 30, 2021

Total Assets. Total assets were $149.3 million at June 30, 2022, an increase of $22.1 million, or 17.4%, over the $127.2 million at June 30, 2021. The increase was primarily comprised of an increase in cash and due from banks of $25.1 million and an increase in loans of $3.3 million, which were partially offset by a decrease in investment securities of $4.0 million and a decrease in interest-bearing time deposits of $3.4 million.

Cash and Due from Banks. Cash and due from banks increased by $25.1 million, or 215.3%, to $36.7 million at June 30, 2022 from $11.7 million at June 30, 2021. The increase was due primarily to stock subscription proceeds of $15.3 million and an increase in deposits of $8.9 million.

Interest Bearing Time Deposits. Interest-bearing time deposits decreased by $3.4 million, or 69.9%, during the year ended June 30, 2022, to $1.5 million at June 30, 2022 from $4.9 million at June 30, 2021. Proceeds from maturing certificates of deposit during the year ended June 30, 2022 were used to fund the originations of new loans.

Investment Securities. Investment securities decreased $4.0 million, or 14.1%, to $24.5 million at June 30, 2022 from $28.5 million at June 30, 2021. Aggregate securities purchases of $12.7 million during the year ended June 30, 2022, were more than offset by sales of $9.7 million and calls, maturities and repayments of $4.0 million as well as a $2.6 million decline in fair value of the securities year-to-year.

During the year ended June 30, 2022, management elected to sell the Bank’s investment in U.S. Government agency securities. The securities were sold as management implemented a strategy to replace lower-yielding securities with higher-yielding securities, and subsequent to the sale, management made purchases of new U.S. Government agency securities and mortgage-backed securities.

The $2.6 million decline in the fair value of the investment securities was primarily attributable to the increases in interest rates in the economy. As the interest rates increased, the fair value of the securities declined. The unrealized losses are recorded to equity, net of tax, as management has determined that there are no credit quality concerns with the issuers of the securities and there is no intent to sell the securities and, as a result, the fair value is expected to recover as the securities approach their maturity dates.

The yield on our investment securities increased to 1.29% for the year ended June 30, 2022 from 1.14% for the year ended June 30, 2021 and at June 30, 2022 the investment securities portfolio had a yield of 1.78%.

Net Loans. Net loans increased by $3.3 million, or 4.5%, to $77.7 million at June 30, 2022 from $74.4 million at June 30, 2021. During the year ended June 30, 2022, loan originations totaled $23.0 million, comprised of $19.1 million of loans secured by one- to four-family residential real estate, $1.7 secured by commercial real estate, $1.0 secured by agricultural real estate, along with $60,000 of commercial and industrial loans, $731,000 of multifamily loans and $364,000 of consumer loans.

During the year ended June 30, 2022, residential real estate loans increased $4.3 million, or 7.0%, to $65.6 million at June 30, 2022, construction loans increased $1.1 million, or 23.2%, to $6.0 million at June 30, 2022, multifamily loans increased $719,000 and agricultural real estate loans increased $475,000, or 15.9%, to a total of $3.5 million at June 30, 2022, while commercial real estate loans decreased $1.4 million, or 21.6%, to $5.1 million at June 30, 2022.

Increases in loan balances reflect our strategy to grow our loan portfolio, continuing to focus primarily on owner-occupied one-to-four family residential real estate loans while increasing our emphasis on commercial loans. The Bank is currently undertaking a search for a new President and Chief Executive Officer. Once the new Chief Executive Officer is appointed, the current President and Chief Executive Officer is expected to become the Chief Operating Officer and Chief Risk Officer, which will allow him to better leverage his competency in commercial lending.

Such growth has been achieved amid strong competition for one- to four-family residential mortgage loans in our market area. Management intends to continue this activity in future periods.

Deposits. Deposits increased by $9.1 million, or 9.0%, to $110.0 million at June 30, 2022 from $100.9 million at June 30, 2021. Core deposits increased $12.4 million, or 19.8%, to $74.8 million at June 30, 2022 from $62.4 million at June 30, 2021. Certificates of deposit decreased $3.3 million, or 8.5%, to $35.2 million at June 30, 2022 from $38.5 million at June 30, 2021.

During the year ended June 30, 2022, management continued its strategy of pursuing growth in demand accounts and other lower cost core deposits, in part by enhancing products and services offered, including mobile banking. Management intends to continue its efforts to increase core deposits, with an emphasis on growth in consumer and business demand deposits.

Stock Subscription Proceeds in Escrow. Stock subscription proceeds in escrow totaled $15.3 million at June 30, 2022. This balance represented the proceeds received for stock orders during the subscription period that began during June and was scheduled to end in July 2022. These proceeds earned interest at a rate of 0% during the period held until July 13, 2022, the date the shares were issued.

Total Equity. Total equity decreased $2.0 million, or 8.0%, to $23.4 million at June 30, 2022 from $25.4 million at June 30, 2021. The decrease resulted primarily from a $2.0 million decrease in accumulated other comprehensive income and a net loss of $9,000 during the year ended June 30, 2022. The $2.0 million decrease in accumulated other comprehensive income was comprised solely of the unrealized losses, net of tax, on the investment securities portfolio.

Average Balances and Yields. The following table sets forth average balance sheets, average yields and costs, and certain other information for the years indicated. No tax-equivalent yield adjustments have been made, as the effects are immaterial. Average balances are calculated using month-end actual balances, rather than daily average balances. We believe the use of month-end actual balances is representative of our operations. Non-accrual loans are included in average balances only. Average yields include the effect of deferred fees, discounts, and premiums that are amortized or accreted to interest income or interest expense. Deferred loan fees are immaterial.

	For the Years Ended June 30,
	2022			2021
	Average			Average
	Outstanding			Outstanding
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate

	(Dollars in thousands)
Interest-earning assets:
Loans	$80,751	$2,733	3.38%	$70,625	$2,746	3.89%
Investment securities	26,725	346	1.29%	18,193	207	1.14
Interest-bearing deposits and other	23,606	121	0.51	8,937	157	1.76
Total interest-earning assets.	131,082	3,200	2.44	97,755	3,110	3.18
Non-interest earning assets	6,967	—	—%	28,450	—	—
Allowance for loan losses	(223)	—	—%	(223)	—	—
Total assets	$137,826	—	—	$125,982	—	—
Interest-bearing liabilities:
Interest-bearing demand	$21,736	2	0.01%	$18,838	2	0.01
Savings accounts	46,522	10	0.02%	39,612	8	0.02
Certificates of deposit	37,096	313	0.84%	39,357	443	1.13
Total deposits	105,354	325	0.31%	97,807	453	0.46
Borrowings	—	—	—%	—	—	—
Total interest-bearing liabilities	105,354	325	0.31%	97,807	453	0.46
Noninterest-bearing liabilities	7,731	—	—	2,794	—	—
Total liabilities	113,085	—	—	100,601	—	—
Equity	24,741	—	—	25,381	—	—
Total liabilities and equity	$137,826	—	—	$125,982	—	—
Net interest income	—	$2,875	—	—	$2,657	—
Net interest rate spread (1)	—	—	2.14%	—	—	2.73%
Net interest-earning assets (2)	$25,728	—	—	$(52)	—	—
Net interest margin (3)	—	—	2.19%		—	2.72%
Average interest-earning assets to interest-bearing liabilities .	124.42%	—%		99.95%	—
(1)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.

(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets.

Rate/Volume Analysis

The following table presents the effects of changing rates and volumes on our net interest income for the periods indicated. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). The total column represents the sum of the prior columns. For purposes of this table, changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately based on the changes due to rate and the changes due to volume. There were no out-of-period items or adjustments required to be excluded from the table below.

	Year Ended June 30, 2022 vs. 2021
	Increase (Decrease) Due to		Total
			Increase
	Volume	Rate	(Decrease)

	(In thousands)
Interest-earning assets:
Loans	$367	$(380)	$(13)
Investment securities	107	32	139
Other interest-earning assets	130	(166)	(36)
Total interest-earning assets	604	(514)	90

Interest-bearing liabilities:
Interest-bearing demand	—	—	—
Money market accounts	—	—	—
Savings accounts	1	1	2
Certificates of deposit	(24)	(106)	(130)
Total deposits	(23)	(105)	(128)
Borrowings	—	—	—
Total interest-bearing liabilities	(23)	(105)	(128)

Change in net interest income	$627	$(409)	$218

Comparison of Operating Results for the Years Ended June 30, 2022 and June 30, 2021

General. Net loss for the year ended June 30, 2022, was $9,000, a decrease of $267,000, compared to net income of $258,000 for the year ended June 30, 2021. The decrease in net income was primarily due to a $554,000 increase in noninterest expenses, which was partially offset by a $218,000 increase in net interest income, and a $67,000 decrease in federal income taxes.

Interest Income. Interest income increased $89,000, or 2.9%, to $3.2 million for the year ended June 30, 2022, from $3.1 million for the year ended June 30, 2021. This increase was attributable to a $140,000, or 67.5%, increase in interest on investment securities, which was partially offset by a $14,000, or 0.5%, decrease in interest on loans receivable, and a $36,000, or 23.2%, decrease in interest on interest-bearing deposits and other assets.

The average balance of loans during the year ended June 30, 2022, increased by $10.1 million, or 14.3%, from the balance for the year ended June 30, 2021, while the average yield on loans decreased by 51 basis points to 3.38% for the year ended June 30, 2022 from 3.89% for the year ended June 30, 2021. The decrease in average yield on loans was due to the declining interest rate environment that prevailed for much of the fiscal year, as well as an increase in payoffs of higher interest rate loans as customers refinanced loans at lower interest rates.

The average balance of investment securities increased $8.5 million to $26.7 million for the year ended June 30, 2022 from $18.2 million for the year ended June 30, 2021, while the average yield on investment securities increased by 15 basis points to 1.29% for the year ended June 30, 2022 from 1.14% for the year ended June 30, 2021. The increase in average yield on securities was due primarily to management’s efforts to restructure the investment portfolio by selling lower-yielding securities and replacing them with higher yielding instruments. The average balance of other interest-bearing deposits, comprised primarily of certificates of deposit in other financial institutions, overnight deposits and stock in the Federal Home Loan Bank, increased $14.7 million, or 164.1%, for the year ended June 30, 2022, while the average yield declined 125 basis points, to 0.51% for the year ended June 30, 2022 from 1.76% for the year ended June 30, 2021. The decline in average yield was due to the decline in interest rates in the overall economy during the periods.

Interest Expense. Total interest expense decreased $128,000, or 28.3%, to $325,000 for the year ended June 30, 2022 from the year ended June 30, 2021. The decrease was primarily due to a decrease of 15 basis points in the average cost of deposits to 0.31% for the year ended June 30, 2022 from 0.46% for the year ended June 30, 2021, reflecting the declining interest rate environment, which was partially offset by an increase of $7.5 million, or 7.7%, in the average balance of deposits to $105.4 million for the year ended June 30, 2022 from $97.8 million for the year ended June 30, 2021.

Net Interest Income. Net interest income increased $218,000, or 8.2%, to $2.9 million for the year ended June 30, 2022 compared to $2.7 million for the year ended June 30, 2021. The increase reflected an increase in the average net interest earning assets of $25.7 million, which was partially offset by a decline in the interest rate spread to 2.14% for the year ended June 30, 2022 from 2.73% for the year ended June 30, 2021. Our net interest margin decreased to 2.19% for the year ended June 30, 2022 from 2.72% for the year ended June 30, 2021. The interest rate spread and net interest margin were impacted by a continuation of a low interest rate environment that prevailed over much of the two-year period.

Provision for Loan Losses. Based on an analysis of the factors described in “Critical Accounting Policies—Allowance for Loan Losses,” management concluded that a provision for loan losses was not required for each of the years ended June 30, 2022 and 2021. The allowance for loan losses was $223,000 at both June 30, 2022 and 2021 and represented 0.27% of total loans at June 30, 2022, and 0.30% of total loans at June 30, 2021. The determination over the adequacy of the allowance for loan losses was due primarily to the low balances of nonperforming loans, delinquent loans and no net charge-offs in both periods.

Total nonperforming loans were $360,000 at June 30, 2022, compared to $183,000 at June 30, 2021. Classified loans totaled $123,000 at June 30, 2022, compared to $177,000 at June 30, 2021, and total loans past due greater than 30 days were $307,000 and $276,000 at those respective dates. As a percentage of nonperforming loans, the allowance for loan losses was 62.0% at June 30, 2022 compared to 121.9% at June 30, 2021.

The allowance for loan losses reflects the estimate management believes to be appropriate to cover incurred probable losses which were inherent in the loan portfolio at June 30, 2022 and 2021. While management believes the estimates and assumptions used in the determination of the adequacy of the allowance are reasonable, such estimates and assumptions could be proven incorrect in the future, and the actual amount of future provisions may exceed the amount of past provisions, and the increase in future provisions that may be required may adversely impact the Bank’s financial condition and results of operations. In addition, bank regulatory agencies periodically review the allowance for loan losses and may require an increase in the provision for possible loan losses or the recognition of loan charge-offs, based on judgments different than those of management.

Non-Interest Income. Non-interest income totaled $217,000 for the year ended June 30, 2022, an increase of $3,000, or 1.2%, from $214,000 for the year ended June 30, 2021. The increase was primarily due to a $5,000, or 4.9%, increase in other income, which was partially offset by a $2,000, or 2.3%, decline in earnings on bank-owned life insurance.

Noninterest Expense. Noninterest expense increased $554,000, or 21.5%, to $3.1 million for the year ended June 30, 2022, compared to the year ended June 30, 2021. The increase was due primarily to a $291,000 loss on sale of investment securities, a $118,000, or 8.7%, increase in salaries and employee benefits, a $70,000, or 49.7%, increase in professional fees, a $52,000, or 16.0%, increase in other expense and a $31,000, or 15.1%, increase in data processing fees, which were partially offset by a $37,000, or 18.3%, decrease in directors fees. The increase in salaries and employee benefits was due primarily to expense related to the Chairman of the Board rejoining management staff to assist with the pending conversion and stock offering, along with normal merit increases period-to-period. The increase in professional fees was due primarily to costs incurred indirectly related to the mutual to stock conversion. The increase in data processing was due primarily to costs associated with additional services from the Bank’s primary provider to increase service capabilities for customers. The increase in other operating expense was due primarily to consulting services related to the management search commitment, as well as cost increases related to the Bank’s overall growth period-to-period.

Noninterest expense can be expected to increase because of costs associated with operating as a public company and increased compensation costs related to possible implementation of one or more stock-based benefit plans, if approved by our stockholders.

Federal Income Taxes. Federal income taxes decreased by $67,000, or 188.9%, to a $31,000 benefit for the year ended June 30, 2022, compared to tax expense of $35,000 for the year ended June 30, 2021. The decrease in the federal income tax provision was due primarily to a $333,000, or 113.8% decrease in pretax income.

Management of Market Risk

General. Our most significant form of market risk is interest rate risk because, as a financial institution, the majority of our assets and liabilities are sensitive to changes in interest rates. Therefore, a principal part of our operations is to manage interest rate risk and limit the exposure of our financial condition and results of operations to changes in market interest rates. All directors participate in discussions during the regular board meetings evaluating the interest rate risk inherent in our assets and liabilities, and the level of risk that is appropriate. These discussions take into consideration our business strategy, operating environment, capital, liquidity and performance objectives consistent with the policy and guidelines approved by them.

Our asset/liability management strategy attempts to manage the impact of changes in interest rates on net interest income, our primary source of earnings. Among the techniques we are using to manage interest rate risk are:

●	maintaining capital levels that exceed the thresholds for well-capitalized status under federal regulations;
●	maintaining a high level of liquidity;
●	growing our volume of core deposit accounts;
●	managing our investment securities portfolio so as to reduce the average maturity and effective life of the portfolio; and
●	continuing to diversify our loan portfolio by adding more commercial-related loans, which typically have shorter maturities and/or balloon payments.

By following these strategies, we believe that we are better positioned to react to increases and decreases in market interest rates.

We have not engaged in hedging activities, such as engaging in futures or options. We do not anticipate entering into similar transactions in the future.

Economic Value of Equity. We also compute amounts by which the net present value of our assets and liabilities (economic value of equity or “EVE”) would change in the event of a range of assumed changes in market interest rates. This model uses a discounted cash flow analysis and an option-based pricing approach to measure the interest rate sensitivity of net portfolio value. The model estimates the economic value of each type of asset, liability and off-balance sheet contract under the assumptions that the United States Treasury yield curve increases instantaneously by 100, 200, 300 and 400 basis point increments or decreases instantaneously by 100 or 200 basis point increments, with changes in interest rates representing immediate and permanent, parallel shifts in the yield curve.

The following table sets forth, at June 30, 2022, the calculation of the estimated changes in our EVE that would result from the designated immediate changes in the United States Treasury yield curve.

At June 30, 2022
		Estimated Increase (Decrease) in		EVE as a Percentage of Present
		EVE		Value of Assets (3)
Change in Interest					Increase
Rates (basis points)	Estimated				(Decrease)
(1)	EVE (2)	Amount	Percent	EVE Ratio (4)	(basis points)
(Dollars in thousands)
400	$23,625	$(3,939)	(14.29)%	17.77%	(99)
300	24,621	(2,943)	(10.68)%	18.11%	(65)
200	25,685	(1,879)	(6.82)%	18.44%	(32)
100	26,881	(683)	(2.48)%	18.82%	6
—	27,564	—	—%	18.76%	—
(100)	28,403	839	3.04%	18.76%	—
(200)	29,005	1,441	5.23%	18.65%	(11)
(1)	Assumes an immediate uniform change in interest rates at all maturities.
(2)	EVE is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	EVE Ratio represents EVE divided by the present value of assets.

The table above indicates that at June 20, 2022, we would have experienced a 6.82% decrease in EVE in the event of an instantaneous parallel 200 basis point increase in market interest rates and a 5.23% increase in EVE in the event of an instantaneous 200 basis point decrease in market interest rates.

Change in Net Interest Income. The following table sets forth, at June 30, 2022, the calculation of the estimated changes in our net interest income (“NII”) that would result from the designated immediate changes in the United States Treasury yield curve.

At June 30, 2022
Change in Interest Rates
(basis points) (1)	NII Year 1 Forecast	Year 1 Change from Level
(Dollars in thousands)
+400	$4,141	8.01%
+300	4,162	8.57%
+200	4,140	8.00%
+100	4,124	7.56%
Level	3,834	—
(100)	3,373	(12.01)%
(200)	2,957	(22.87)%
(1)	Assumes an immediate uniform change in interest rates at all maturities.

The table above indicates that at June 30, 2022, we would have experienced an 8.00% increase in NII in the event of an instantaneous parallel 200 basis point increase in market interest rates and a 22.87% decrease in NII in the event of an instantaneous 200 basis point decrease in market interest rates.

Certain shortcomings are inherent in the methodologies used in the above interest rate risk measurement. Modeling changes in EVE and NII require making certain assumptions that may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. For instance, the EVE and NII tables presented above assume that the composition of our interest-sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured and assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration or repricing of specific assets and liabilities. However, the shape of the yield curve changes constantly and the value and pricing of our assets and liabilities, including our deposits, may not closely correlate with changes in market interest rates. Accordingly, although the EVE and NII tables may provide an indication of our interest rate risk exposure at a particular point in time and in the context of a particular yield curve, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on EVE and NII and will differ from actual results.

EVE and net interest NII calculations also may not reflect the fair values of financial instruments. For example, decreases in market interest rates can increase the fair values of our loans, deposits and borrowings.

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, and proceeds from maturities of securities. We also have the ability to borrow from the Federal Home Loan Bank of Cincinnati. At June 30, 2022, we had no outstanding borrowings from the Federal Home Loan Bank of Cincinnati. At June 30, 2022, we had the capacity to borrow $44.9 million from the Federal Home Loan Bank of Cincinnati.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities. For further information, see the statements of cash flows contained in the financial statements appearing elsewhere in this annual report.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of maturing time deposits will be retained.

At June 30, 2022, Van Wert Federal’s Tier 1 leverage capital was $25.5 million, or 17.5% of adjusted assets. Accordingly, it was categorized as well-capitalized at June 30, 2022 under the “community bank leverage ratio” framework. Management is not aware of any conditions or events since the most recent notification that would change our category. For further information, see note 9 to the notes to financial statements.

Off-Balance Sheet Arrangements. At June 30, 2022, we had $6.7 million of outstanding commitments to originate loans, $6.5 million of which represents the balance of remaining funds to be disbursed on construction loans in process. Certificates of deposit that are scheduled to mature in less than one year from June 30, 2022 totaled $18.4 million at June 30, 2022. Management expects that a substantial portion of the maturing certificates of deposit will be renewed. However, if a substantial portion of these deposits is not retained, we may utilize Federal Home Loan Bank of Cincinnati advances or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

Recent Accounting Pronouncements

For a discussion of the impact of recent accounting pronouncements, see Note 1 of the notes to financial statements appearing elsewhere in this annual report.

Impact of Inflation and Changing Prices

The financial statements and related data presented in this prospectus have been prepared according to GAAP which require the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation. The primary impact of inflation on our operations is reflected in increased operating costs. Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates, generally, have a more significant impact on a financial institution’s performance than does inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

ITEM 7A.Quantitative and Qualitative Disclosures About Market Risk

The information regarding this Item is contained in Item 7 under the heading “Management of Market Risk.”

ITEM 8.Financial Statements and Supplementary Data

Reports of Independent Registered Public Accounting Firms and Financial Statements

June 30, 2022 and 2021

Van Wert Federal Savings Bank

June 30, 2022 and 2021

4890 Owen Ayres Ct. Suite 200 Eau Claire, WI 54701	715-832-3407 wipfli.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Van Wert Federal Savings Bank

Van Wert, Ohio

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Van Wert Federal Savings Bank (the “Bank”) as of June 30, 2021, and the related statements of operations, comprehensive income, changes in equity and cash flows for the year then ended and the related notes (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Bank as of June 30, 2021, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Bank’s management. Our responsibility is to express an opinion on the Bank’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Bank in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Bank is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Bank’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

We have served as the Bank’s auditor since 2021.

/s/ WIPFLI LLP

PCAOB ID 344

Eau Claire, Wisconsin

March 4, 2022

Report of Independent Registered Public Accounting Firm0F

To the Shareholders, Board of Directors, and Audit Committee

VWF Bancorp, Inc.

Van Wert, Ohio

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Van Wert Federal Savings Bank (the Company) as of June 30, 2022, the related statements of operations, comprehensive income (loss), changes in equity, and cash flows for the year then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2022, and the results of its operations and its cash flows for the year ended June 30, 2022, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit.

We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provide a reasonable basis for our opinion.

/s/ FORVIS, LLP

We have served as the Company’s auditor since 2022.

PCAOB ID 686

Fort Wayne, Indiana

September 28, 2022

Van Wert Federal Savings Bank

Balance Sheets

June 30, 2022 and 2021

	June 30,
	2022	2021
Assets
Cash and due from banks	$36,711,842	$11,660,839
Interest-bearing time deposits	1,470,000	4,890,000
Available-for-sale debt securities	24,494,410	28,526,420
Loans, net of allowance for loan losses of $222,884 at June 30, 2022 and 2021	77,710,188	74,384,207
Premises and equipment	1,371,634	1,421,166
Federal Home Loan Bank stock	1,012,900	1,012,900
Bank owned life insurance	5,112,083	5,003,803
Accrued interest receivable	219,195	193,018
Other assets	1,460,297	134,596
Total assets	$149,562,549	$127,226,949

Liabilities and Equity

Liabilities
Deposits
Demand	$26,037,580	$19,237,348
Savings and money market	48,735,574	43,184,282
Time	35,217,055	38,501,260
Total deposits	109,990,209	100,922,890

Advances from borrowers for taxes and insurance	615,735	579,312
Stock subscription proceeds in escrow	15,315,230	—
Accrued interest payable and other liabilities	274,269	328,771
Total liabilities	126,195,443	101,830,973

Commitments and Contingencies

Equity
Retained earnings	25,461,865	25,471,008
Accumulated other comprehensive loss	(2,094,759)	(75,032)
Total equity	23,367,106	25,395,976
Total liabilities and equity	$149,562,549	$127,226,949

See Notes to Financial Statements

Van Wert Federal Savings Bank

Statements of Operations

Years Ended June 30, 2022 and 2021

	2022	2021

Interest Income
Loans	$2,732,588	$2,746,377
Investment securities	346,359	206,720
Interest-bearing deposits and other	120,795	157,247

Total interest income	3,199,742	3,110,344

Interest Expense
Deposits	324,550	452,904
Federal Home Loan Bank advances	1	2

Total interest expense	324,551	452,906

Net Interest Income	2,875,191	2,657,438

Provision for Loan Losses	—	—

Net Interest Income After Provision for Loan Losses	2,875,191	2,657,438

Noninterest Income
Bank owned life insurance	108,280	110,836
Other income	108,224	103,143
Total noninterest income	216,504	213,979

Noninterest Expense
Salaries and employee benefits	1,486,427	1,368,035
Directors fees	165,500	202,667
Occupancy and equipment	181,984	174,700
Data processing fees	235,855	204,906
Franchise taxes	147,429	134,936
FDIC insurance premiums	33,600	25,230
Professional services	210,852	140,824
Loss on sale of investment securities	291,198	—
Other	379,322	327,132
Total noninterest expense	3,132,167	2,578,430

Income (Loss) before income taxes (benefits)	(40,472)	292,987

Provision for income taxes (benefits)	(31,329)	35,223
Net Income (Loss)	$(9,143)	$257,764

See Notes to Financial Statements

Van Wert Federal Savings Bank

Statements of Comprehensive Income (Loss)

Years Ended June 30, 2022 and 2021

	2022	2021

Net income (loss)	$(9,143)	$257,764

Other comprehensive loss:
Net unrealized losses on available-for-sale securities	(2,847,815)	(201,927)

Reclassification adjustment for realized loss on sale of securities	291,198	—

Tax benefit	536,890	42,405

Other comprehensive loss	(2,019,727)	(159,522)

Comprehensive income (loss)	$(2,028,870)	$98,242

See Notes to Financial Statements

Van Wert Federal Savings Bank

Statements of Changes in Equity

Years Ended June 30, 2022 and 2021

		Accumulated
		Other
	Retained	Comprehensive
	Earnings	Income (Loss)	Total
Balance at July 1, 2020	$25,277,733	$84,490	$25,362,223

Cumulative effect of change in accounting principle	(64,489)	—	(64,489)

Net income	257,764	—	257,764

Other comprehensive loss	—	(159,522)	(159,522)

Balance at June 30, 2021	25,471,008	(75,032)	25,395,976

Net income (loss)	(9,143)	—	(9,143)

Other comprehensive loss	—	(2,019,727)	(2,019,727)

Balance at June 30, 2022	$25,461,865	$(2,094,759)	$23,367,106

See Notes to Financial Statements

Van Wert Federal Savings Bank

Statements of Cash Flows

Years Ended June 30, 2022 and 2021

	2022	2021

Operating Activities
Net income (loss)	$(9,143)	$257,764
Items not requiring (providing) cash:
Depreciation and amortization	64,094	70,936
Amortization of premiums and discounts	93,954	44,813
Deferred income taxes	(37,031)	(17,166)
Provision for loan losses	—	—
Loss on sale of investment securities	291,198	—
Increase in cash surrender value of bank-owned life insurance	(108,280)	(110,836)
Changes in:
Accrued interest receivable	(26,177)	28,326
Other assets and liabilities	(806,282)	16,264

Net cash provided by (used in) operating activities	(537,667)	290,101

Investing Activities
Net change in interest-bearing time deposits	3,420,000	3,185,000
Purchases of available-for-sale securities	(12,659,684)	(24,347,114)
Proceeds from sales of available-for-sale securities	9,708,443	—
Proceeds from calls, maturities and paydowns of available-for-sale securities	4,041,482	6,573,261
Net change in loans	(3,325,981)	(4,888,436)
Purchase of premises and equipment	(14,562)	(41,002)

Net cash provided by (used in) investing activities	1,169,698	(19,518,291)

Financing Activities
Net increase in deposit accounts	9,067,319	7,130,210
Net change in advances by borrowers for taxes and insurance	36,423	(15,100)
Proceeds from stock subscriptions held in escrow	15,315,230	—
Net cash provided by financing activities	24,418,972	7,115,110

Increase (Decrease) in Cash and Cash Equivalents	25,051,003	(12,113,080)

Cash and Cash Equivalents, Beginning of Year	11,660,839	23,773,919

Cash and Cash Equivalents, End of Year	$36,711,842	$11,660,839

Supplemental Disclosure of Cash Flow Information
Cash paid during the year for:
Interest on deposits and borrowings	$324,553	$452,944
Income taxes	—	105,731

See Notes to Financial Statements

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

On March 3, 2022, the Board of Directors of the Bank adopted a plan of conversion (Plan) under which the Bank proposed to convert into a stock savings bank structure with the establishment of a stock holding company (VWF Bancorp, Inc.), as parent of the Bank. The conversion was completed effective July 13, 2022. See Note 15 for details of the conversion.

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

Cash Equivalents

The Bank considers all liquid investments with original maturities of three months or less to be cash equivalents. At June 30, 2022 none of the Bank’s cash accounts at nonfederal government or nongovernmental agencies exceeded FDIC insurance limits.

Interest-bearing Time Deposits in Banks

Interest-bearing time deposits have original maturities greater than one year and are carried at cost.

Debt Securities

Debt securities held by the Bank generally are classified and recorded in the financial statements as follows:

Classified as	Description	Recorded at
Held to maturity (HTM)	Certain debt securities that management has the positive intent and ability to hold to maturity	Amortized cost

Trading	Securities that are bought and held principally for the purpose of selling in the near term and, therefore, held for only a short period of time	Fair value, with changes in fair value included in earnings

Available for sale (AFS)	Securities not classified as HTM or trading	Fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income

Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities, identified as the call date as to premiums and maturity date as to discounts. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

When the fair value of securities is below amortized cost, the Bank’s accounting treatment for an other-than-temporary impairment (OTTI) is as follows:

Accounting Treatment for OTTI
Components
Circumstances of Impairment	Credit	Remaining
Considerations	Component	Portion
Not intended for sale and more likely than not that the Bank will not have to sell before recovery of cost basis	Recognized in earnings	Recognized in other comprehensive income

Intended for sale or more likely than not that the Bank will be required to sell before recovery of cost basis	Recognized in earnings

For held-to-maturity debt securities, the amount of OTTI recorded in other comprehensive income for the noncredit portion of a previous OTTI is amortized prospectively over the remaining life of the security on the basis of the timing of future estimated cash flows of the security.

When a credit loss component is separately recognized in earnings, the amount is identified as the total of principal cash flows not expected to be received over the remaining term of the security, as projected based on cash flow projections.

The Bank recognized no other-than-temporary impairments on debt securities in 2022 or 2021.

Loans

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at their outstanding principal balances adjusted for unearned income, charge-offs, the allowance for loan losses and any unamortized deferred fees or costs on originated loans and unamortized premiums or discounts on purchased loans.

For loans amortized at cost, interest income is accrued based on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, as well as premiums and discounts, are deferred and amortized as a level yield adjustment over the respective term of the loan.

For all loan portfolio segments except residential and consumer loans, the Bank promptly charges-off loans, or portions thereof, when available information confirms that specific loans are uncollectible based on information that includes, but is not limited to, (1) the deteriorating financial condition of the borrower, (2) declining collateral values, and/or (3) legal action, including bankruptcy, that impairs the borrower’s ability to adequately meet its obligations. For impaired loans that are considered to be solely collateral dependent, a partial charge-off is recorded when a loss has been confirmed by an updated appraisal or other appropriate valuation of the collateral.

The Bank charges-off residential and consumer loans, or portions thereof, when the Bank reasonably determines the amount of the loss. The Bank adheres to delinquency thresholds established by applicable regulatory guidance to determine the charge-off timeframe for these loans. Loans at these delinquency thresholds for which the Bank can clearly document that the loan is both well-secured and in the process of collection, such that collection will occur regardless of delinquency status, need not be charged off.

For all classes, all interest accrued but not collected for loans that are placed on nonaccrual or charged off is reversed against interest income. The interest on these loans is accounted for on the cash basis or cost recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured. Nonaccrual loans are returned to accrual status when, in the opinion of management, the financial position of the borrower indicates there is no longer any reasonable doubt as to the timely collection of interest or principal. The Bank requires a period of satisfactory performance of not less than six months before returning a nonaccrual loan to accrual status.

When cash payments are received on impaired loans in each loan class, the Bank records the payment as interest income unless collection of the remaining recorded principal amount is doubtful, at which time payments are used to reduce the principal balance of the loan. Troubled debt restructured loans recognize interest income on an accrual basis at the renegotiated rate if the loan is in compliance with the modified terms, no principal reduction has been granted and the loan has demonstrated the ability to perform in accordance with the renegotiated terms for a period of at least six months.

Allowance for Loan Losses

The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to income. Loan losses are charged against the allowance when management believes the uncollectability of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

The allowance consists of allocated and general components. The allocated component relates to loans that are classified as impaired. For those loans that are classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers nonimpaired loans and is based on historical charge-off experience by segment. The historical loss experience is determined by portfolio segment and is based on the actual loss history experienced by the Bank over the prior three years. Management believes the three-year historical loss experience methodology is appropriate in the current economic environment. Other adjustments (qualitative/environmental considerations) for each segment may be added to the allowance for each loan segment after an assessment of internal or external influences on credit quality that are not fully reflected in the historical loss or risk rating data.

A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due, based on the loan’s current payment status and the borrower’s financial condition, including available sources of cash flows. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis for non-homogenous type loans such as commercial, non-owner-occupied residential, multi-family, nonresidential and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price or the fair value of the collateral if the loan is collateral dependent. For impaired loans where the Bank utilizes the discounted cash flows to determine the level of impairment, the Bank includes the entire change in the present value of cash flows as bad debt expense.

The fair values of collateral dependent impaired loans are based on independent appraisals of the collateral. In general, the Bank acquires an updated appraisal upon identification of impairment and annually thereafter for commercial, commercial real estate and multi-family loans. If the most recent appraisal is over a year old, and a new appraisal is not performed, due to lack of comparable values or other reasons, the existing appraisal is utilized and discounted based on the age of the appraisal, condition of the subject property and overall economic conditions. After determining the collateral value as described, the fair value is calculated based on the determined collateral value less selling expenses. The potential for outdated appraisal values is considered in our determination of the allowance for loan losses through our analysis of various trends and conditions including the local economy, trends in charge-offs and delinquencies, etc. and the related qualitative adjustments assigned by the Bank.

Segments of loans with similar risk characteristics are collectively evaluated for impairment based on the segment’s historical loss experience adjusted for changes in trends, conditions and other relevant factors that affect repayment of the loans. Accordingly, the Bank does not separately identify individual consumer and residential loans for impairment measurements, unless such loans are the subject of a restructuring agreement due to financial difficulties of the borrower.

In the course of working with borrowers, the Bank may choose to restructure the contractual terms of certain loans. In this scenario, the Bank attempts to work out an alternative payment schedule with the borrower in order to optimize collectability of the loan. Any loans that are modified are reviewed by the Bank to identify if a troubled debt restructuring (TDR) has occurred, which is when, for economic or legal reasons related to a borrower’s financial difficulties, the Bank grants a concession to the borrower that it would not otherwise consider. Terms may be modified to fit the ability of the borrower to repay in line with the borrower’s current financial status, and the restructuring of the loan may include the transfer of assets from the borrower to satisfy the debt, a modification of loan terms or a combination of the two. If such efforts by the Bank do not result in a satisfactory arrangement, the loan is referred to legal counsel, at which time foreclosure proceedings are initiated. At any time prior to a sale of the property at foreclosure, the Bank may terminate foreclosure proceedings if the borrower is able to work out a satisfactory payment plan.

It is the Bank’s policy that any restructured loans on nonaccrual status prior to being restructured remain on nonaccrual status until six months of satisfactory borrower performance, at which time management would consider its return to accrual status. If a loan was accruing at the time of restructuring, the Bank reviews the loan to determine if it is appropriate to continue the accrual of interest on the restructured loan.

With regard to determination of the amount of the allowance for credit losses, troubled debt restructured loans are considered to be impaired. As a result, the determination of the amount of impaired loans for each portfolio segment within troubled debt restructurings is the same as detailed previously.

Premises and Equipment

Depreciable assets are stated at cost less accumulated depreciation. Depreciation is charged to expense using the straight-line method over the estimated useful lives of the assets.

Federal Home Loan Bank Stock

Federal Home Loan Bank (“FHLB”) stock is a required investment for institutions that are members of the FHLB system and the transfer of the stock is substantially restricted. The required investment in the common stock is based on a predetermined formula. FHLB stock is carried at cost less an impairment, which approximates fair value. FHLB stock is evaluated for impairment on an annual basis.

Bank Owned Life Insurance

The Bank has purchased life insurance on certain employees. Bank owned life insurance is recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other charges or other amounts due that are probable at settlement.

Foreclosed Assets Held for Sale

Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value less cost to sell at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell. Revenue and expenses from operations and changes in the valuation allowance are included in net income or expense from foreclosed assets.

At June 30, 2022 and 2021, there were no foreclosed residential real estate properties recorded as a result of obtaining physical possession of the property.

At June 30, 2022, the Bank had one loan of $39,000 secured residential real estate in process of foreclosure, subsequent to that date, the buyer brought the loan current and the foreclosure process has ceased. At June 30, 2021, there were no loans secured by residential real estate property for which formal foreclosure proceeds are in process.

Income Taxes

The Bank accounts for income taxes in accordance with income tax accounting guidance (ASC 740, Income Taxes). The income tax accounting guidance results in two components of income tax expense: current and deferred. Current income tax expense reflects taxes to be paid or refunded for the current period by applying the provisions of the enacted tax law to the taxable income or excess of deductions over revenues. The Bank determines deferred income taxes using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is based on the tax effects of the differences between the book and tax basis of assets and liabilities, and enacted changes in tax rates and laws are recognized in the period in which they occur.

Deferred income tax expense results from changes in deferred tax assets and liabilities between periods. Deferred tax assets are reduced by a valuation allowance if, based on the weight of evidence available, it is more likely than not that some portion or all of a deferred tax asset will not be realized.

Tax positions are recognized if it is more likely than not, based on the technical merits, that the tax position will be realized or sustained upon examination. The term more likely than not means a likelihood of more than 50 percent; the terms examined and upon examination also include resolution of the related appeals or litigation processes, if any. A tax position that meets the more-likely-than-not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that has a greater than 50 percent likelihood of being realized upon settlement with a taxing authority that has full knowledge of all relevant information. The determination of whether or not a tax position has met the more-likely-than-not recognition threshold considers the facts, circumstances and information available at the reporting date and is subject to management’s judgment.

If necessary, the Bank recognizes interest and penalties on income taxes as a component of income tax expense.

With a few exceptions, the Bank is no longer subject to examination by tax authorities for calendar years before 2019. As of June 30, 2022, the Bank had no material uncertain income tax positions.

Comprehensive Income (Loss)

Comprehensive income consists of net income and other comprehensive income (loss), net of applicable income taxes. Other comprehensive income (loss) includes unrealized appreciation (depreciation) on available-for-sale securities and, if necessary, unrealized appreciation (depreciation) on available-for-sale securities for which a portion of an other-than-temporary impairment has been recognized in income.

Accumulated other comprehensive loss consists solely of the cumulative unrealized gains and losses on available-for-sale securities, net of tax.

Revenue Recognition

The Bank accounts for revenue recognition in accordance with Accounting Standards Update (ASU) 2014-09 "Revenue from Contracts with Customers" (Accounting Standards Codification (ASC) 606). ASC 606 provides that an entity should recognize revenue to depict the transfer of promised goods and services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Interest income, net securities gains (losses) and income from bank-owned life insurance are not included within the scope of ASC 606. For the revenue streams in the scope of ASC 606, service charges on deposits and electronic banking fees, there are no significant judgments related to the amount and timing of revenue recognition. All of the Bank’s in scope revenue from contracts with customers is recognized within other noninterest income.

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

The CECL model utilizes a lifetime “expected credit loss” measurement objective for the recognition of credit losses for loans, held-to-maturity securities and other receivables at the time the financial asset is originated or acquired. The expected credit losses are adjusted each period for changes in expected lifetime credit losses. For available-for-sale securities where fair value is less than cost, credit-related impairment, if any, will be recognized in an allowance for credit losses and adjusted each period for changes in expected credit risk. This model replaces the multiple existing impairment models, which generally require that a loss be incurred before it is recognized. The CECL model represents a significant change from existing practice and may result in material changes to the Bank’s accounting for financial instruments. The Bank is evaluating the effect ASU 2016-13 will have on its financial statements and related disclosures. The impact of the ASU will depend upon the state of the economy and the nature of our portfolios at the date of adoption. The new standard is effective for the Bank for fiscal years beginning after December 15, 2022 (July 1, 2023 as to the Bank), including interim periods within those fiscal years.

Note 3:Debt Securities

The amortized cost and fair values, together with gross unrealized gains and losses of securities are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Approximate
	Cost	Gains	Losses	Fair Value
Available-for-sale Securities:
June 30, 2022
U.S. Government agencies	$6,000,000	$—	$318,720	$5,681,280
Mortgage-backed Government
Sponsored Enterprises (GSEs)	17,022,130	8,405	1,629,577	15,400,958
State and political subdivisions	4,123,874	—	711,702	3,412,172
	$27,146,004	$8,405	$2,659,999	$24,494,410

		Gross	Gross
	Amortized	Unrealized	Unrealized	Approximate
	Cost	Gains	Losses	Fair Value
June 30, 2021
U.S. Government agencies	$9,999,088	$280	$92,068	$9,907,300
Mortgage-backed Government
Sponsored Enterprises (GSEs)	15,085,673	142,693	131,065	15,097,301
State and political subdivisions	3,536,636	23,378	38,195	3,521,819
	$28,621,397	$166,351	$261,328	$28,526,420

The amortized cost and fair value of available-for-sale securities at June 30, 2022, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties:

	Available-for-sale
	Amortized	Fair
	Cost	Value
Within one year	$—	$—
One to five years	6,000,000	5,681,280
Five to ten years	950,155	853,968
After ten years	3,173,719	2,558,204
	10,123,874	9,093,452
Mortgage-backed GSEs	17,022,130	15,400,958
Totals	$27,146,004	$24,494,410

The carrying value of securities pledged as collateral, to secure public deposits and for other purposes, was $4,652,000 and $2,022,000 at June 30, 2022 and 2021, respectively.

Proceeds from sales of securities totaled $9,708,000 during the fiscal year ended June 30, 2022. Such sales resulted in realized losses of $291,000. There were no sales of securities during the fiscal year ended June 30, 2021.

Certain investments in debt securities are reported in the financial statements at an amount less than their historical cost. Total fair value of these investments at June 30, 2022 and 2021, was $22,516,560 and $20,458,896, which is approximately 92 percent and 72 percent, respectively, of the fair value of the Bank’s total investment portfolio. These declines primarily resulted from changes in market interest rates.

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

The following tables show the Bank’s investments’ gross unrealized losses and fair value of the Bank’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment class and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2022 and 2021:

	June 30, 2022
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
U.S. Government agencies	$5,681,280	$318,720	$—	$—	$5,681,280	$318,720
Mortgage-backed Government
Sponsored Enterprises (GSEs)	8,327,314	802,556	5,095,794	827,021	13,423,108	1,629,577
State and political subdivisions	1,856,557	347,775	1,555,615	363,927	3,412,172	711,702
Total temporarily impaired securities	$15,865,151	$1,469,051	$6,651,409	$1,190,948	$22,516,560	$2,659,999

	June 30, 2021
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
U.S. Government agencies	$8,907,020	$92,068	$—	$—	$8,907,020	$92,068
Mortgage-backed Government
Sponsored Enterprises (GSEs)	9,571,406	130,703	89,672	362	9,661,078	131,065
State and political subdivisions	1,890,798	38,195	—	—	1,890,798	38,195
Total temporarily impaired securities	$20,369,224	$260,966	$89,672	$362	$20,458,896	$261,328

U.S. Government Agencies and State and Political Subdivisions

Unrealized losses on these securities have not been recognized into income because the issuers’ bonds are of high credit quality, values have only been impacted by changes in interest rates since the securities were purchased, and the Bank has the intent and ability to hold the securities for the foreseeable future. The fair value is expected to recover as the bonds approach the maturity date.

Mortgage-backed GSE’s

The unrealized losses on the Bank’s investment in residential mortgage-backed securities were caused by changes in interest rates and illiquidity. The Bank expects to recover the amortized cost basis over the term of the securities. Because the decline in market value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Bank does not intend to sell the investments and it is not more likely than not the Bank will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Bank does not consider those investments to be other-than-temporarily impaired at June 30, 2022.

Note 4:Loans and Allowance for Loan Losses

Categories of loans at June 30 include:

	2022	2021

Real estate loans:
Commercial	$5,136,407	$6,547,889
Residential	65,638,154	61,355,004
Multi-family	718,911	—
Agricultural	3,450,672	2,976,060
Construction and land	6,006,613	4,877,306
Home equity line of credit (HELOC)	264,421	205,888
Commercial and industrial	339,094	341,973
Consumer	713,323	774,906
Total loans	82,267,595	77,079,026
Less:
Undisbursed loans in process	4,324,320	2,479,669
Net deferred loan fees (costs)	10,203	(7,734)
Allowance for loan losses	222,884	222,884
Net loans	$77,710,188	$74,384,207

The following tables present the activity in the allowance for loan losses based on portfolio segment for the years ended June 30, 2022 and 2021.

	Balance	Provision (credit)			Balance
	July 1, 2021	for loan losses	Charge-offs	Recoveries	June 30, 2022

Real estate loans:
Commercial	$27,506	$(6,863)	$—	$—	$20,643
Residential	176,498	1,332	—	—	177,830
Multifamily	—	1,926	—	—	1,926
Agricultural	8,334	5,534	—	—	13,868
Construction and land	7,723	(2,246)	—	—	5,477
Home equity line of credit (HELOC)	577	729	—	—	1,306
Commercial and industrial	1,437	(728)	—	—	709
Consumer	809	316	—	—	1,125

Total loans	$222,884	$—	$—	$—	$222,884

	Balance	Provision (credit)			Balance
	July 1, 2020	for loan losses	Charge-offs	Recoveries	June 30, 2021

Real estate loans:
Commercial	$18,469	$9,037	$—	$—	$27,506
Residential	187,308	(10,810)	—	—	176,498
Multifamily	—	—	—	—	—
Agricultural	8,830	(496)	—	—	8,334
Construction and land	7,828	(105)	—	—	7,723
Home equity line of credit (HELOC)	80	497	—	—	577
Commercial and industrial	114	1,323	—	—	1,437
Consumer	255	554	—	—	809

Total loans	$222,884	$—	$—	$—	$222,884

The following tables present the balance in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method as of June 30, 2022 and 2021:

	Allowance for loan losses		Loans
	Ending balance, evaluated for impairment		Ending balance, evaluated for impairment
	Individually	Collectively	Individually	Collectively
June 30, 2022
Real estate loans:
Commercial	$—	$20,643	$—	$5,136,407
Residential	2,734	175,096	359,263	65,278,891
Multifamily	—	1,926	—	718,911
Agricultural	—	13,868	—	3,450,672
Construction and land	—	5,477	—	6,006,613
Home equity line of credit (HELOC)	—	1,306	—	264,421
Commercial and industrial	—	709	—	339,094
Consumer	—	1,125	—	713,323

Total loans	$2,734	$220,150	$359,263	$81,908,332

June 30, 2021
Real estate loans:
Commercial	$—	$27,506	$—	$6,547,889
Residential	5,169	171,329	176,746	61,178,258
Multifamily	—	8,334	—	—
Agricultural	—	—	—	2,976,060
Construction and land	—	7,723	—	4,877,306
Home equity line of credit (HELOC)	—	577	—	205,888
Commercial and industrial	—	1,437	—	341,973
Consumer	—	809	—	774,906

Total loans	$5,169	$217,715	$176,746	$76,902,280

Risk characteristics of each loan portfolio segment are described as follows:

Commercial Real Estate

These loans are generally secured by owner-occupied commercial real estate including warehouses and offices. The main risks are changes in the value of the collateral and changes in the economy or borrowers’ business operations. Management specifically considers unemployment and changes in real estate values in the Bank’s market area.

Residential Real Estate

These loans include first liens, junior liens and construction loans on 1-4 family residential real estate (both owner and non-owner occupied). The main risks for these loans are changes in the value of the collateral and stability of the local economic environment and its impact on the borrowers’ employment. Management specifically considers unemployment and changes in real estate values in the Bank’s market area.

Multifamily

These loans include loans on residential real estate secured by property with five or more units. The main risks are changes in the value of the collateral, ability of borrowers to collect rents, vacancy and changes in the tenants’ employment status. Management specifically considers unemployment and changes in real estate values in the Bank’s market area.

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

Information regarding the credit quality indicators most closely monitored for other than residential real estate loans by class as of June 30, 2022 and 2021, follows:

			Special
	Pass	Monitor	Mention	Substandard	Doubtful	Total
June 30, 2022
Real estate loans:
Commercial	$4,963,148	$173,259	$—	$—	$—	$5,136,407
Multifamily	718,911	—	—	—	—	718,911
Agricultural	3,212,171	238,501	—	—	—	3,450,672
Construction and land	79,160	5,887,572	—	39,881	—	6,006,613
Commercial and industrial	304,607	34,487	—	—	—	339,094
Consumer	713,323	—	—	—	—	713,323

Total loans	$9,991,320	$6,333,819	$—	$39,881	$—	$16,365,020

June 30, 2021
Real estate loans:
Commercial	$6,343,078	$204,811	$—	$—	$—	$6,547,889
Multifamily	—	—	—	—	—	—
Agricultural	2,721,639	254,421	—	—	—	2,976,060
Construction and land	54,857	4,777,224	—	45,225	—	4,877,306
Commercial and industrial	314,673	27,300	—	—	—	341,973
Consumer	774,906	—	—	—	—	774,906

Total loans	$10,209,153	$5,263,756	$—	$45,225	$—	$15,518,134

The following tables present the credit risk profile of the Bank’s residential real estate loan portfolio based on internal rating category and payment activity as of June 30, 2022 and 2021:

	Performing	Nonperforming	Total
June 30, 2022
Real estate loans:
Residential	$65,412,572	$225,582	$65,638,154
Home equity line of credit (HELOC)	264,421	—	264,421
	$65,676,993	$225,582	$65,902,575

	Performing	Nonperforming	Total
June 30, 2021
Real estate loans:
Residential	$61,172,131	$182,873	$61,355,004
Home equity line of credit (HELOC)	205,888	—	205,888
	$61,378,019	$182,873	$61,560,892

The Bank evaluates the loan risk grading system definitions and allowance for loan losses methodology on an ongoing basis. No significant changes were made to either during the past year.

The following tables present the Bank’s loan portfolio aging analysis of the recorded investment in loans as of June 30, 2022 and 2021:

	June 30, 2022
			Greater Than				Total Loans >
	30-59 Days	60-89 Days	90 Days	Total		Total Loans	90 Days &
	Past Due	Past Due	Past Due	Past Due	Current	Receivable	Accruing

Real estate loans:
Commercial	$—	$—	$—	$—	$5,136,407	$5,136,407	$—
Residential	—	89,856	217,019	306,875	65,331,279	65,638,154	133,681
Multifamily	—	—	—	—	718,911	718,911	—
Agricultural	—	—	—	—	3,450,672	3,450,672	—
Construction and land	—	—	—	—	6,006,613	6,006,613	—
HELOC	—	—	—	—	264,421	264,421	—
Commercial and industrial	—	—	—	—	339,094	339,094	—
Consumer	—	—	—	—	713,323	713,323	—

Total	$—	$89,856	$217,019	$306,875	$81,960,720	$82,267,595	$133,681

	June 30, 2021
			Greater Than				Total Loans >
	30-59 Days	60-89 Days	90 Days	Total		Total Loans	90 Days &
	Past Due	Past Due	Past Due	Past Due	Current	Receivable	Accruing

Real estate loans:
Commercial	$—	$—	$—	$—	$6,547,889	$6,547,889	$—
Residential	—	99,563	176,746	276,309	61,078,695	61,355,004	97,490
Multifamily	—	—	—	—	—	—	—
Agricultural	—	—	—	—	2,976,060	2,976,060	—
Construction and land	—	—	—	—	4,877,306	4,877,306	—
HELOC	—	—	—	—	205,888	205,888	—
Commercial and industrial	—	—	—	—	341,973	341,973	—
Consumer	—	—	—	—	774,906	774,906	—

Total	$—	$99,563	$176,746	$276,309	$76,802,717	$77,079,026	$97,490

A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement.

Information on impaired loans as of and for the years ended June 30, 2022 and 2021 is as follows.

	As of and for the year ended June 30, 2022
		Unpaid		Average Balance of	Interest
	Recorded	Principal	Specific	Impaired	Income
	Balance	Balance	Allowance	Loans	Recognized
Loans without a specific valuation allowance:
Real estate
Residential	$296,204	$296,204	$—	$301,041	$6,005

Loans with a specific valuation allowance:
Real estate
Residential	63,059	63,059	2,734	64,319	4,028

Totals	$359,263	$359,263	$2,734	$365,360	$10,033

	As of and for the year ended June 30, 2021
		Unpaid		Average Balance of	Interest
	Recorded	Principal	Specific	Impaired	Income
	Balance	Balance	Allowance	Loans	Recognized

Loans without a specific valuation allowance:
Real estate
Residential	$111,252	$111,252	$—	$112,957	$5,807

Loans with a specific valuation allowance:
Real estate
Residential	65,494	65,494	5,169	65,823	3,491

Totals	$176,746	$176,746	$5,169	$178,780	$9,298

Nonaccrual loans as of June 30, 2022 and 2021 are as follows:

	June 30,
	2022	2021

Residential real estate loans	$225,582	$85,384

There were no significant loans modified in a troubled debt restructuring during the years ended June 30, 2022 and 2021. There were no troubled debt restructurings modified in the past 12 months that subsequently defaulted for the years ended June 30, 2022 and 2021.

Note 5:Premises and Equipment

Major classifications of premises and equipment, stated at cost, at June 30, 2022 and 2021, are as follows:

	2022	2021

Land	$558,183	$558,183
Buildings and improvements	1,324,017	1,322,778
Furniture and equipment	1,060,167	1,059,607
IT equipment and improvements	48,160	35,396

	2,990,527	2,975,964
Less accumulated depreciation	1,618,893	1,554,798

Net premises and equipment	$1,371,634	$1,421,166

Note 6:Time Deposits

Time deposits in denominations of $250,000 or more were $3,062,000 and $2,594,000 at June 30, 2022 and 2021, respectively.

At June 30, 2022, the scheduled maturities of time deposits were as follows:

Maturing year ending June 30,
2023	$18,371,386
2024	4,045,487
2025	6,144,923
2026	3,406,737
2027	3,248,522
Thereafter	—
$35,217,055

Note 7:Borrowings

The Bank had no Federal Home Loan Bank (FHLB) advances outstanding as of June 30, 2022 or 2021.

Based on collateral pledged, consisting of all shares of FHLB stock owned and a blanket pledge of approximately $79,927,000 and $70,433,000 of its qualifying mortgage loans as of June 30, 2022 and 2021, respectively, the Bank was eligible to borrow up to a total of approximately $44,854,000 as of June 30, 2022.

Note 8:Income Taxes

The provision for income taxes includes these components:

	2022	2021

Taxes currently payable	$5,702	$52,389
Deferred income taxes	(37,031)	(17,166)

Income tax expense (benefit)	$(31,329)	$35,223

A reconciliation of the federal income tax expense (benefit) at the statutory rate to the Bank’s actual income tax expense (benefit) is shown below:

	2022	2021

Computed at statutory rate (21%)	$(8,499)	$61,527
Increase (decrease) resulting from:
Bank-owned life insurance	(22,739)	(23,276)
Nontaxable interest income on municipal securities	(9,139)	(3,244)
Other	9,048	216

Actual income tax expense (benefit)	$(31,329)	$35,223

The composition of the Bank’s net deferred tax liability at June 30, 2022 and 2021, is as follows:

	2022	2021
Deferred tax assets
Allowance for loan losses	$46,806	$46,806
Unrealized losses on available-for-sale securities	556,835	19,945
Other	66,939	37,643

Deferred tax assets	670,580	104,394

Deferred tax liabilities
Depreciation	(37,090)	(43,201)
Federal Home Loan Bank stock dividends	(151,242)	(151,242)
Other	—	(1,624)

Deferred tax liabilities	(188,332)	(196,067)

Net deferred tax asset (liability)	$482,248	$(91,673)

Retained earnings at both June 30, 2022 and 2021, includes approximately $1.8 million for which no deferred federal income tax liability has been recognized. This amount represents an allocation of income to bad debt deductions for tax purposes only. Reduction of amounts so allocated for purposes other than tax bad debt losses or adjustments arising from carryback of net operating losses would create income for tax purposes only, which would be subject to the then-current corporate income tax rate. The deferred income tax liability on the preceding amount that would have been recorded if it was expected to reverse into taxable income in the foreseeable future was approximately $375,000 at June 30, 2022 and 2021.

Note 9:Regulatory Matters

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities and certain off-balance-sheet items as calculated under U.S. GAAP reporting requirements and regulatory capital standards. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Furthermore, the Bank’s regulators could require adjustments to regulatory capital not reflected in these financial statements.

On November 13, 2019, the federal regulators finalized and adopted a regulatory capital rule establishing a new community bank leverage ratio (CBLR), which became effective on January 1, 2020. The intent of the CBLR is to provide a simple alternative measure of capital adequacy for electing qualifying depository institutions and depository institution holding companies, as directed under the Economic Growth, Regulatory Relief, and Consumer Protection Act. If a qualifying depository institution, or depository institution holding company, elects to use such measure, such institution or holding company will be considered well capitalized if its ratio of Tier 1 capital to average total consolidated assets (i.e., leverage ratio) exceeds 9 percent, subject to a limited two quarter grace period, during which the leverage ratio cannot go 100 basis points below the then applicable threshold, and will not be required to calculate and report risk-based capital ratios. In April 2020, under the Coronavirus Aid, Relief, and Economic Security Act (CARES Act), the 9 percent leverage ratio threshold was temporarily reduced to 8 percent in response to the COVID-19 pandemic. The threshold increased to 8.5 percent in 2021 and returned to 9 percent in 2022. The Bank elected to begin using the CBLR for the first quarter of 2020. The Bank’s CBLR was 17.54 percent and 19.49 percent as of June 30, 2022 and 2021, respectively. Management believes, as of June 30, 2022, that the Bank met all capital adequacy requirements to which it is subject.

Note 10:Related Party Transactions

The Bank had loans outstanding to certain of its executive officers, directors and their related interests, in the amount of approximately $4,151,000, of which $2,200,000 is committed and undispersed, and $5,154,000, at June 30, 2022 and 2021, respectively. During this time, there were $2.0 of principal additions while total reductions associated with these loans were $3.0 million.

In management’s opinion, such loans and other extensions of credit and deposits were made in the ordinary course of business and were made on substantially the same terms (including interest rates and collateral) as those prevailing at the time for comparable transactions with other persons. Further, in management’s opinion, these loans did not involve more than normal risk of collectability or present other unfavorable features.

Deposits from related parties held by the Bank at June 30, 2022 and 2021, totaled approximately $2,394,000 and $2,563,000, respectively.

Note 11:  Employee Benefits

The Bank participates in a multi-employer defined benefit pension fund through Pentegra Retirement Services (Plan). More specifically, the plan number is 333 and the employer ID number is 13-5645888. This benefit plan is a full service, multiple employer defined benefit pension plan operating under the Employee Retirement Income and Security Act of 1974 (ERISA). The most recent financial statements were issued as of June 30, 2021 and show net assets available for the payment of benefits as $3.97 billion versus the present value of accumulated plan benefits of $5.27 billion, therefore, the Plan was underfunded by $1.30 billion as of this date. Beginning in fiscal year 2008 the required annual participant contributions have been increased to fund the shortfall over a period of seven years, although participating employers had the option to fund a portion of their shortfall over a 15-year period for the 2010-2012 plan years (not elected by Van Wert). There are no collective bargaining agreements in place that require contributions to the Bank Plan.

The Plan is a single plan under Internal Revenue Code Section 413(c) and, as a result, all of the assets stand behind all of the liabilities. Accordingly, under the Plan contributions made by a participating employer may be used to provide benefits to participants of other participating employers.

The Plan had been maintained for all full-time employees who have been employed for a period longer than one year. In March 2016, the Bank froze its participation in the Plan for new employees and curtailed future benefits for existing employees. Current costs are funded as incurred. The Bank’s contributions to the fund are based on covered employees’ ages and salaries. Pension expense was approximately $96,000 and $202,000 for the fiscal years ended June 30, 2022 and 2021, respectively. The data available from administrators of the multi-employer plan is not sufficient to determine the Bank’s portion of accumulated benefit obligation or its portion of the net assets of the Plan. Under ERISA, a contributor to a multi-employer pension plan may be liable in the event of complete or partial withdrawal for the benefit payments guaranteed under ERISA.

401(k) Plan

The Bank sponsors a 401(k) profit sharing plan covering substantially all employees. Employees are eligible to participate once they have reached age 21 and have completed 90 days of service. The Bank will make matching contributions up to 6 percent of an employee’s compensation once the employee has completed 12 months of service. The Bank’s expense relative to the plan totaled approximately $60,000 and $55,000 for the years ended June 30, 2022 and 2021, respectively.

Salary Continuation Plan

On August 1, 2016, the Bank entered into a salary continuation plan with the Bank’s former President to provide additional retirement benefits for the life of the former President, with a guaranteed payout period of 15 years. The plan is intended to be an unfunded, non-qualified deferred compensation plan. The Bank’s expense relative to the plan totaled approximately $10,000 and $21,000 for the years ended June 30, 2022 and 2021, respectively. The Bank’s liability related to the plan totaled approximately $177,000 and $179,000 as of June 30, 2022 and 2021, respectively.

Note 12:Disclosures about Fair Value of Assets and Liabilities

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

Recurring Measurements

The following table presents the fair value measurements of assets recognized in the accompanying balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2022 and 2021:

		Fair Value Measurements Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
	Fair	Identical Assets	Observable Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)

June 30, 2022
U.S. Government agencies	$5,681,280	$—	$5,681,280	$—
Mortgage-backed GSEs	15,400,958	—	15,400,958	—
State and political subdivisions	3,412,172	—	3,412,172	—

June 30, 2021
U.S. Government agencies	$9,907,300	$—	$9,907,300	$—
Mortgage-backed GSEs	15,097,301	—	15,097,301	—
State and political subdivisions	3,521,819	—	3,521,819	—

Following is a description of the valuation methodologies used for assets measured at fair value on a recurring basis and recognized in the accompanying balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy. There are no liabilities measured at fair value on a recurring basis. There have been no significant changes in the valuation techniques during the year ended June 30, 2022.

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

Nonrecurring Measurements

The Bank had no assets or liabilities measured at fair value on a nonrecurring basis at June 30, 2022. At June 30, 2021, the Bank had one loan measured at fair value with a carrying value of $60,000.

The estimated fair values of the Bank’s financial instruments not carried at fair value on the balance sheets are as follows:

	Carrying	Fair	Fair Value Measurements Using
	Value	Value	(Level 1)	(Level 2)	(Level 3)
June 30, 2022
Financial assets:
Cash and due from banks	$36,711,842	$36,711,842	$36,711,842	$—	$—
Interest-bearing time deposits	1,470,000	1,470,000	1,470,000	—	—
Loans, net	77,710,188	73,828,181	—	—	73,828,181
FHLB Stock	1,012,900	1,012,900	—	1,012,900	—
Accrued interest receivable	219,195	219,195	219,195	—	—

Financial liabilities:
Deposits	109,990,209	109,936,154	74,773,154	—	35,163,000
Accrued interest payable	5	5	5	—	—

June 30, 2021
Financial assets:
Cash and due from banks	$11,660,839	$11,660,839	$11,660,839	$—	$—
Interest-bearing time deposits	4,890,000	4,890,000	4,890,000	—	—
Loans, net	74,384,207	74,574,181	—	—	74,574,181
FHLB Stock	1,012,900	1,012,900	—	1,012,900	—
Accrued interest receivable	193,018	193,018	193,018	—	—

Financial liabilities:
Deposits	100,922,890	101,367,630	62,421,630	—	38,946,000
Accrued interest payable	7	7	7	—	—

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

Note 13: Commitments and Credit Risks

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

Management uses the same credit policies in granting lines of credit as it does for on-balance-sheet instruments:

	2022	2021

Commitments to originate loans	$278,000	$626,000
Undisbursed balance of loans closed	6,457,000	4,247,000

Total	$6,735,000	$4,873,000

Note 14:Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive income (loss), included in equity, are as follows at June 30, 2022 and 2021:

Unrealized Gains and Losses on Available-for-Sale Securities

Accumulated other comprehensive loss at July 1, 2021	$(75,032)
Other comprehensive loss before reclassification	(2,249,773)
Amounts reclassified from accumulated other comprehensive loss	230,046
Net current period other comprehensive loss	(2,019,727)

Accumulated other comprehensive loss at June 30, 2022	$(2,094,759)

Unrealized Gains and Losses on Available-for-Sale Securities

Accumulated other comprehensive loss at July 1, 2020	$84,490
Other comprehensive loss before reclassification	(159,522)
Amounts reclassified from accumulated other comprehensive loss	—
Net current period other comprehensive loss	(159,522)

Accumulated other comprehensive loss at June 30, 2021	$(75,032)

The following are significant amounts reclassified out of accumulated other comprehensive loss for the year ended June 30, 2022:

Amount Reclassified from Accumulated Other Comprehensive Loss For the Year Ended June 30, 2022

Unrealized losses on available-for-sale securities	$291,198
Tax effect	(61,152)

Total security reclassifications for the period	$230,046

Note 15:Risks and Uncertainties

As a result of the spread of the COVID-19 coronavirus, economic uncertainties have arisen which may negatively affect the financial position, results of operations and cash flows of the Bank and in particular the collectability of the loan portfolio. The duration of these uncertainties and the ultimate financial effects cannot fully be reasonably estimated at this time.

Note 16:Subsequent Events

On March 3, 2022, the Board of Directors of the Bank adopted a plan of conversion (Plan). The Plan was subject to the approval of the Office of the Comptroller of the Currency and the approval by the affirmative vote of at least a majority of the total votes eligible to be cast by the voting members of the Bank at a special meeting. The Plan provided for the Bank to convert into a stock savings bank structure with the establishment of a stock holding company (VWF Bancorp, Inc.), as parent of the Bank. The Bank converted to the stock form of ownership, followed by the issuance of all of the Bank’s outstanding stock to VWF Bancorp, Inc. Pursuant to the Plan, the Bank determined the total offering value and number of shares of common stock based upon an independent appraiser’s valuation. At June 30, 2022, the Bank had collected $15.3 million in stock subscription orders. The conversion was completed on July 13, 2022, with VWF Bancorp Inc. shares issued totaling 1,922,924. The stock was issued at $10.00 per share. Total proceeds from the offering were $19.2 million before consideration of costs of the offering. In addition, the Bank’s Board of Directors adopted an employee stock ownership plan (ESOP) which subscribed for 8% of the common stock sold in the offering, or 153,834 shares.

VWF Bancorp, Inc. is organized as a corporation under the laws of the State of Maryland and owns all of the outstanding common stock of the Bank as of completion of the conversion.

The costs of issuing the common stock were deferred and deducted from the sales proceeds of the offering. Deferred conversion costs totaled approximately $807,000 at June 30, 2022. The Bank had incurred no deferred conversion costs as of June 30, 2021.

At the completion of the conversion to stock form, the Bank established a liquidation account in the amount of retained earnings contained in the final prospectus. The liquidation account will be maintained for the benefit of eligible savings account holders who maintain deposit accounts in the Bank after conversion.

The conversion will be accounted for as a change in corporate form with the historic basis of the Bank’s assets, liabilities and equity unchanged as a result. VWF Bancorp, Inc. is an emerging growth company, and, for as long as it continues to be an emerging growth company, it may choose to take advantage of exemptions from various reporting requirements applicable to other public companies but not to “emerging growth companies.” VWF Bancorp, Inc. intends to use the extended transition period to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. Accordingly, its financial statements may not be comparable to the financial statements of public companies that comply with such new or revised accounting standards.

ITEM 9.Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.Controls and Procedures

Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2022. Based on that evaluation, the Company’s management, including the President and Chief Executive Officer and the Treasurer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

Management’s Annual Report on Internal Control Over Financial Reporting

This annual report does not include a report of management’s assessment regarding internal control over financial reporting due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Changes in Internal Control Over Financial Reporting

During the quarter ended June 30, 2022, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.Other Information

None.

ITEM 9C.Disclosure Regarding Foreign Jurisdictions That Prevent Inspections

Not applicable.

PART III

ITEM 10.Directors, Executive Officers and Corporate Governance

The information relating to the directors and officers of the Company, information regarding compliance with Section 16(a) of the Exchange Act and information regarding the audit committee and audit committee financial expert is incorporated herein by reference to the Company’s Definitive Proxy Statement for the 2022 Annual Meeting of Stockholders (the “Proxy Statement”) under the captions “Proposal 1—Election of Directors,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Nominating Committee Procedures—Procedures to be Followed by Stockholders,” “Corporate Governance—Committees of the Board of Directors” and “—Audit Committee” is incorporated herein by reference.

The Company has adopted a code of ethics that applies to its principal executive officer, the principal financial officer and principal accounting officer. The Code of Ethics is posted on the Van Wert Federal’s Internet Web site.

ITEM 11.Executive Compensation

The information regarding executive compensation, compensation committee interlocks and insider participation is incorporated herein by reference to the Proxy Statement under the captions “Executive Officers—Executive Compensation” and “Director Compensation.”

ITEM 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)	Securities Authorized for issuance under Stock-Based Compensation Plans

None.

(b)	Security Ownership of Certain Beneficial Owners

Information required by this item is incorporated herein by reference to the section captioned “Stock Ownership” in the Proxy Statement.

(c)	Security Ownership of Management

Information required by this item is incorporated herein by reference to the section captioned “Stock Ownership” in the Proxy Statement.

(d)	Changes in Control

Management of the Company knows of no arrangements, including any pledge by any person or securities of the Company, the operation of which may at a subsequent date result in a change in control of the registrant.

ITEM 13.Certain Relationships and Related Transactions, and Director Independence

The information relating to certain relationships and related transactions and director independence is incorporated herein by reference to the Proxy Statement under the captions “Transactions with Related Persons” and “Proposal 1 — Election of Directors.”

ITEM 14.Principal Accountant Fees and Services

The information relating to the principal accounting fees and expenses is incorporated herein by reference to the Proxy Statement under the captions “Proposal III—Ratification of Independent Registered Public Accounting Firm—Audit Fees” and “—Pre-Approval of Services by the Independent Registered Public Accounting Firm.”

PART IV

ITEM 15.Exhibits and Financial Statement Schedules

4.2	Description of Securities of VWF Bancorp, Inc. Registered Under Section 12 of the Securities Exchange Act of 1934
31.1

Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101

The following materials from the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2022, formatted in XBRL: (i) Balance Sheets, (ii) Statements of Operations, (iii) Statements of Comprehensive Income (Loss), (iv) Changes in Stockholders’ Equity, (v) Statements of Cash Flows and (vi) Notes to the Financial Statements (embedded within the Inline XBRL document)

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

ITEM 16.Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VWF BANCORP, INC.

Date: September 28, 2022	By:	/s/ Mark K. Schumm
Mark K. Schumm
President and Chief Executive Officer
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Mark K. Schumm	President and Chief Executive Officer (Principal Executive Officer)	September 28, 2022
Mark K. Schumm
/s/ Kylee J. Moody	Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)	September 28, 2022
Kylee J. Moody

/s/ Gary L. Clay	Director (Chairman of the Board)	September 28, 2022
Gary L. Clay

/s/ Jon Bagley	Director	September 28, 2022
Jon Bagley

/s/ Charles F. Koch	Director	September 28, 2022
Charles F. Koch

/s/ Michael Keysor	Director	September 28, 2022
Michael Keysor

/s/ Thomas Turnwald	Director	September 28, 2022
Thomas Turnwald