Form 10-Q
period 2022-09-30
VWF Bancorp, Inc.
filed 2022-11-14
CIK 1913838

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2022

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

Securities registered pursuant to Section 12(g) of the Act:

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

YES ☒   NO ☐

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

There were 1,922,924 shares, par value $0.01 per share, of the registrant’s common stock issued and outstanding as of November 14, 2022.

VWF Bancorp, Inc.

Form 10-Q

Part I. – Financial Information

Item 1.Financial Statements

VWF Bancorp, Inc.

Condensed Consolidated Balance Sheets

September 30, 2022 and June 30, 2022

	September 30,	June 30,
	2022	2022
	(Unaudited)
Assets
Cash and due from banks	$17,444,335	$36,711,842
Interest-bearing time deposits	980,000	1,470,000
Available-for-sale debt securities	40,062,571	24,494,410
Loans, net of allowance for loan losses of $222,884 at September 30, 2022 and June 30, 2022	79,098,148	77,710,188
Premises and equipment	1,356,447	1,371,634
Federal Home Loan Bank stock	668,700	1,012,900
Bank owned life insurance	5,139,509	5,112,083
Accrued interest receivable	320,777	219,195
Other assets	764,645	1,460,297
Total assets	$145,835,132	$149,562,549

Liabilities and Shareholders' Equity

Liabilities
Deposits
Demand	$26,692,348	$26,037,580
Savings and money market	45,661,653	48,735,574
Time	33,606,027	35,217,055
Total deposits	105,960,028	109,990,209

Advances from borrowers for taxes and insurance	473,913	615,735
Stock subscription proceeds in escrow	—	15,315,230
Accrued interest payable and other liabilities	417,432	274,269
Total liabilities	106,851,373	126,195,443

Commitments and Contingencies

Shareholders' Equity
Preferred stock, $0.01 par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 14,000,000 shares authorized, 1,922,924 issued at September 30, 2022	19,229	—
Additional paid-in capital	17,845,597	—
Unearned ESOP	(1,538,339)	—
Retained earnings	25,616,642	25,461,865
Accumulated other comprehensive loss	(2,959,370)	(2,094,759)
Total shareholders' equity	38,983,759	23,367,106
Total liabilities and shareholders' equity	$145,835,132	$149,562,549

See Notes to Condensed Consolidated Financial Statements

VWF Bancorp, Inc.

Condensed Consolidated Statements of Income

For the Three Months Ended September 30, 2022 and 2021

	Three Months Ended
	September 30,
	2022	2021

	(Unaudited)
Interest Income
Loans	$687,077	$680,752
Investment securities	194,217	78,086
Interest-bearing deposits and other	139,877	28,699

Total interest income	1,021,171	787,537

Interest Expense
Deposits	71,213	94,527

Total interest expense	71,213	94,527

Net Interest Income	949,958	693,010

Provision for Loan Losses	—	—

Net Interest Income After Provision for Loan Losses	949,958	693,010

Noninterest Income
Bank owned life insurance	27,426	27,366
Other income	26,750	26,921
Total noninterest income	54,176	54,287

Noninterest Expense
Salaries and employee benefits	385,518	356,336
Directors fees	35,000	52,000
Occupancy and equipment	50,582	47,872
Data processing fees	62,332	56,798
Franchise taxes	38,825	34,853
FDIC insurance premiums	9,900	8,200
Professional services	155,696	38,898
Other	85,034	80,981
Total noninterest expense	822,887	675,938

Income before income taxes	181,247	71,359

Provision for income taxes	26,470	7,419
Net Income	$154,777	$63,940

Earnings per share-basic and diluted	$0.10	N/A
Weighted-average shares outstanding-basic and diluted	1,519,110	N/A

See Notes to Condensed Consolidated Financial Statements

VWF Bancorp, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

For the Three Months Ended September 30, 2022 and 2021

	Three Months Ended
	September 30,
	2022	2021

	(Unaudited)
Net income	$154,777	$63,940

Other comprehensive loss:
Net unrealized losses on available-for-sale securities	(1,094,445)	(48,737)

Tax benefit	229,834	10,235

Other comprehensive loss	(864,611)	(38,502)

Comprehensive income (loss)	$(709,834)	$25,438

See Notes to Condensed Consolidated Financial Statements

VWF Bancorp, Inc.

Condensed Consolidated Statements of Changes in Shareholders’ Equity

For the Three Months Ended September 30, 2022 and 2021

					Accumulated
			Unearned		Other
	Common	Additional	ESOP	Retained	Comprehensive	Shareholders'
	Stock	Paid-in Capital	Shares	Earnings	Loss	Equity

	(Unaudited)
Balance at July 1, 2022	$—	$—	$—	$25,461,865	$(2,094,759)	$23,367,106

Proceeds from issuance of shares	19,229	17,845,597	(1,538,339)	—	—	16,326,487

Net income	—	—	—	154,777	—	154,777

Other comprehensive loss	—	—	—	—	(864,611)	(864,611)

Balance at September 30, 2022	$19,229	$17,845,597	$(1,538,339)	$25,616,642	$(2,959,370)	$38,983,759

Balance at July 1, 2021	$—	$—	$—	$25,471,008	$(75,032)	$25,395,976

Net income	—	—	—	63,940	—	63,940

Other comprehensive loss	—	—	—	—	(38,502)	(38,502)

Balance at September 30, 2021	$—	$—	$—	$25,534,948	$(113,534)	$25,421,414

See Notes to Condensed Consolidated Financial Statements

VWF Bancorp, Inc.

Condensed Consolidated Statements of Cash Flows

For the Three Months Ended September 30, 2022 and 2021

	Three Months Ended
	September 30,
	2022	2021

	(Unaudited)
Operating Activities
Net income	$154,777	$63,940
Items not requiring (providing) cash:
Depreciation and amortization	15,187	16,439
Amortization of premiums and discounts	18,844	28,454
Deferred income taxes	11,643	(3,868)
Provision for loan losses	—	—
Increase in cash surrender value of bank-owned life insurance	(27,426)	(27,366)
Changes in:
Accrued interest receivable	(101,582)	(47,136)
Other assets and liabilities	1,057,006	101,765

Net cash provided by operating activities	1,128,449	132,228

Investing Activities
Net change in interest-bearing time deposits	490,000	735,000
Purchases of available-for-sale securities	(17,251,471)	(2,602,262)
Proceeds from calls, maturities and paydowns of available-for-sale securities	570,021	1,848,978
Net change in loans	(1,387,960)	(1,629,779)
Purchase of premises and equipment	—	(9,965)
Proceeds from redemption of FHLB stock	344,200	—

Net cash used in investing activities	(17,235,210)	(1,658,028)

Financing Activities
Net increase (decrease) in deposit accounts	(4,030,181)	538,003
Net change in advances by borrowers for taxes and insurance	(141,822)	(134,743)
Proceeds from issuance of common stock	1,011,257	—

Net cash provided by (used in) financing activities	(3,160,746)	403,260

Decrease in Cash and Cash Equivalents	(19,267,507)	(1,122,540)

Cash and Cash Equivalents, Beginning of Period	36,711,842	11,660,839

Cash and Cash Equivalents, End of Period	$17,444,335	$10,538,299

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Interest on deposits	$71,888	$94,565

Supplemental Disclosure of Noncash Financing Activities
Transfers from stock subscriptions to common stock and additional paid-in capital	$15,315,230	$—

See Notes to Condensed Consolidated Financial Statements

VWF Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1:Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

VWF Bancorp, Inc. (the “Company”), a Maryland corporation and registered savings and loan holding company, was incorporated on February 25, 2022, to serve as the savings and loan holding company for Van Wert Federal Savings Bank (“Van Wert Federal” or the “Bank”) in connection with the Bank’s conversion from the mutual form of organization to the stock form of organization (the “Conversion”). The Conversion was completed on July 13, 2022. The Company’s shares began trading on OTCQB under the symbol VWFB on July 14, 2022. In connection with the Conversion, the Company acquired 100% ownership of the Bank and the Company offered and sold 1,922,924 shares of its common stock at $10.00 per share, for gross offering proceeds of $19,229,000. The cost of the conversion and issuance of common stock was approximately $1,364,000, which was deducted from the gross offering proceeds. The Bank’s employee stock ownership plan purchased 153,834 shares of the common stock sold by the Company, which was 8% of the 1,922,924 shares of common stock issued by the Company. The ESOP purchased the shares using a loan from the Company. The Company contributed $8,932,000 of the net proceeds from the offering to the Bank, loaned $1,538,000 of the net proceeds to the ESOP and retained approximately $7,394,000 of the net proceeds.

Following the Conversion, voting rights in the Company are held and exercised exclusively by the shareholders of the Company. Deposit account holders continue to be insured by the FDIC. The Bank may not pay a dividend on its capital stock if the effect thereof would cause retained earnings to be reduced below regulatory capital requirements. In addition, the Company is subject to certain regulations related to the payment of dividends and the repurchase of its capital stock. The Conversion was accounted for as a change in corporate form with the historic basis of the Bank’s assets, liabilities and equity unchanged as a result.

The Bank is a federally chartered mutual thrift engaged primarily in the business of making residential mortgage loans and accepting deposits. Its operations are conducted through its office located in Van Wert, Ohio. The Bank faces competition from other financial institutions and is subject to the regulation of certain federal and state agencies and undergoes periodic examinations by those regulatory authorities.

Interim Financial Statements

The interim unaudited consolidated financial statements as of September 30, 2022, and for the three months ended September 30, 2022 and 2021, are unaudited and reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. Such adjustments are the only adjustments contained in these unaudited consolidated financial statements. These unaudited consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission and, therefore, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) have been omitted. The results of operations for the three months ended September 30, 2022, are not necessarily indicative of the results to be achieved for the remainder of the year ending June 30, 2023, or any other period.

The accompanying consolidated financial statements have been derived from and should be read in conjunction with the audited financial statements as of and for the years ended June 30, 2022 and 2021 contained in the Company’s Form 10-K for the fiscal year ended June 30, 2022, filed with the Securities and Exchange Commission on September 28, 2022.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Van Wert Federal. All significant intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and

VWF Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

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

VWF Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

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

VWF Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

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

Revenue Recognition

The Company accounts for revenues in accordance with Accounting Standards Update (ASU) 2014-09 "Revenue from Contracts with Customers" (Accounting Standards Codification (ASC) 606) and all subsequent ASUs that modified ASC 606. ASC 606 provides that an entity should recognize revenue to depict the transfer of promised goods and services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Interest income, net securities gains (losses) and income from bank-owned life insurance are not included within the scope of ASC 606. For the revenue streams in the scope of ASC 606, service charges on deposits and electronic banking fees, there are no significant judgments related to the amount and timing of revenue recognition. All the Company’s in scope revenue from contracts with customers is recognized within other noninterest income.

Deposit Services. The Company generates revenues through fees charged to depositors related to deposit account maintenance fees, overdrafts, ATM fees, wire transfers and additional miscellaneous services provided at the request of the depositor. For deposit-related services, revenue is recognized when performance obligations are satisfied, which is, generally, at a point in time.

Earnings Per Share

Basic earnings per share (“EPS”) excludes dilution and is calculated by dividing net income by the weighted-average number of shares of common stock outstanding during the period. Diluted EPS is computed in a manner similar to that of basic EPS except that the weighted-average number of common shares outstanding is increased to include the number of incremental common shares that would have been outstanding if all potentially dilutive common stock equivalents were issued during the period. The Company had no potentially dilutive stock equivalents at September 30, 2022. Unallocated common shares held by the Company’s Employee Stock Ownership Plan (“ESOP”) are shown as a reduction in shareholders’ equity and are excluded from weighted-average common shares outstanding for both basic and diluted EPS calculations until they are committed to be released.

The computation for the three months ended September 30, 2022 is as follows:

September 30, 2022
(Unaudited)
Net income	$154,777

Shares outstanding for basic and diluted earnings per share:
Weighted-average shares issued	1,651,206
Less weighted-average unearned ESOP shares	(132,096)
Weighted-average shares outstanding - basic and diluted	1,519,110

Basic and diluted earnings per share	$0.10

VWF Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 2:Future Change in Accounting Principle

The FASB issued ASU No. 2016- 13, Financial Instruments—Credit Losses (Topic 326). The ASU introduced a new credit loss model, the current expected credit loss model (CECL), which requires earlier recognition of credit losses, while also providing additional transparency about credit risk.

The CECL model utilizes a lifetime “expected credit loss” measurement objective for the recognition of credit losses for loans, held-to-maturity securities and other receivables at the time the financial asset is originated or acquired. The expected credit losses are adjusted each period for changes in expected lifetime credit losses. For available-for-sale securities where fair value is less than cost, credit-related impairment, if any, will be recognized in an allowance for credit losses and adjusted each period for changes in expected credit risk. This model replaces the multiple existing impairment models, which generally require that a loss be incurred before it is recognized. The CECL model represents a significant change from existing practice and may result in material changes to the Company’s accounting for financial instruments. The Company is evaluating the effect ASU 2016-13 will have on its financial statements and related disclosures. The impact of the ASU will depend upon the state of the economy and the nature of our portfolios at the date of adoption. The new standard is effective for the Company for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years.

Note 3:Debt Securities

Debt securities held by the Company generally are classified and recorded in the financial statements as available for sale, with unrealized gains and losses excluded from earnings and reported in other comprehensive income (loss).

The amortized cost and fair values, together with gross unrealized gains and losses of securities, are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Approximate
	Cost	Gains	Losses	Fair Value

	(Unaudited)
Available-for-sale Securities:
September 30, 2022
U.S. Government agencies	$6,000,000	$—	$519,290	$5,480,710
Mortgage-backed Government
Sponsored Enterprises (GSEs)	27,750,531	5,420	2,237,816	25,518,135
Collateralized mortgage obligations	4,486,576	—	50,331	4,436,245
Subordinated debt	1,000,000	—	50,070	949,930
State and political subdivisions	4,571,503	—	893,952	3,677,551
	$43,808,610	$5,420	$3,751,459	$40,062,571

		Gross	Gross
	Amortized	Unrealized	Unrealized	Approximate
	Cost	Gains	Losses	Fair Value
Available-for-sale Securities:
June 30, 2022
U.S. Government agencies	$6,000,000	$—	$318,720	$5,681,280
Mortgage-backed Government
Sponsored Enterprises (GSEs)	17,022,130	8,405	1,629,577	15,400,958
Collateralized mortgage obligations	—	—	—	—
Subordinated debt	—	—	—	—
State and political subdivisions	4,123,874	—	711,702	3,412,172
	$27,146,004	$8,405	$2,659,999	$24,494,410

VWF Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

The amortized cost and fair value of available-for-sale securities at September 30, 2022, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties:

	Available-for-sale
	Amortized	Fair
	Cost	Value

	(Unaudited)
Within one year	$—	$—
One to five years	6,423,411	5,864,888
Five to ten years	1,977,657	1,819,385
After ten years	3,170,435	2,423,918
	11,571,503	10,108,191
Mortgage-backed GSE's and CMO's	32,237,107	29,954,380
Totals	$43,808,610	$40,062,571

The carrying value of securities pledged as collateral, to secure public deposits and for other purposes, was $4,466,000 and $4,652,000 at September 30, 2022 and June 30, 2022, respectively.

During the three months ended September 30, 2022 and 2021, the Company had no sales of available for sale securities.

Certain investments in debt securities are reported in the financial statements at an amount less than their historical cost. Total fair value of these investments at September 30, 2022 and June 30, 2022 was $38,575,000 and $22,517,000, which is approximately 96 percent and 92 percent, respectively, of the fair value of the Company’s total investment portfolio. These declines primarily resulted from changes in market interest rates.

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

The following tables show the Company’s investments’ gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment class and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2022 and June 30, 2022:

	September 30, 2022 (Unaudited)
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
U.S. Government agencies	$5,480,710	$519,290	$—	$—	$5,480,710	$519,290
Mortgage-backed Government
Sponsored Enterprises (GSEs)	16,252,791	628,616	7,777,381	1,609,200	24,030,172	2,237,816
Collateralized mortgage obligations	4,436,245	50,331	—	—	4,436,245	50,331
Subordinated debt	949,930	50,070	—	—	949,930	50,070
State and political subdivisions	1,955,827	390,356	1,721,724	503,596	3,677,551	893,952
Total temporarily impaired securities	$29,075,503	$1,638,663	$9,499,105	$2,112,796	$38,574,608	$3,751,459

VWF Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

	June 30, 2022
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
U.S. Government agencies	$5,681,280	$318,720	$—	$—	$5,681,280	$318,720
Mortgage-backed Government
Sponsored Enterprises (GSEs)	8,327,314	802,556	5,095,794	827,021	13,423,108	1,629,577
Collateralized mortgage obligations	—	—	—	—	—	—
Subordinated debt	—	—	—	—	—	—
State and political subdivisions	1,856,557	347,775	1,555,615	363,927	3,412,172	711,702
Total temporarily impaired securities	$15,865,151	$1,469,051	$6,651,409	$1,190,948	$22,516,560	$2,659,999

U.S. Government Agencies, Subordinated Debt and State and Political Subdivisions

Unrealized losses on these securities have not been recognized into income because the issuers’ bonds are of high credit quality, values have only been impacted by changes in interest rates since the securities were purchased, and the Company has the intent and ability to hold the securities for the foreseeable future. The fair value is expected to recover as the bonds approach the maturity date. Because the decline in market value is attributable to changes in market interest rates, and not credit quality, and because the Company typically does not intend to sell the investments and it is not more likely than not the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at September 30, 2022.

Mortgage-backed GSE’s and Collateralized Mortgage Obligations

The unrealized losses on the Company’s investment in residential mortgage-backed securities were caused by changes in interest rates and illiquidity. The Company expects to recover the amortized cost basis over the term of the securities. Because the decline in market value is attributable to changes in market interest rates and illiquidity, and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at September 30, 2022.

VWF Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 4:Loans and Allowance for Loan Losses

Categories of loans at September 30, 2022 and June 30, 2022 include:

	September 30,	June 30,
	2022	2022
	(Unaudited)
Real estate loans:
Commercial	$4,972,791	$5,136,407
Residential	66,123,917	65,638,154
Multifamily	711,402	718,911
Agricultural	4,015,564	3,450,672
Construction and land	5,517,796	6,006,613
Home equity line of credit (HELOC)	494,128	264,421
Commercial and industrial	301,945	339,094
Consumer	785,094	713,323
Total loans	82,922,637	82,267,595
Less:
Undisbursed loans in process	3,589,117	4,324,320
Net deferred loan fees	12,488	10,203
Allowance for loan losses	222,884	222,884
Net loans	$79,098,148	$77,710,188

The following tables present the activity in the allowance for loan losses based on portfolio segment for the three months ended September 30, 2022 and 2021.

	Balance	Provision (credit)			Balance
	June 30, 2022	for loan losses	Charge-offs	Recoveries	September 30, 2022

	(Unaudited)
Real estate loans:
Commercial	$20,643	$(949)	$—	$—	$19,694
Residential	177,830	(2,090)	—	—	175,740
Multifamily	1,926	(47)	—	—	1,879
Agricultural	13,868	2,036	—	—	15,904
Construction and land	5,477	610	—	—	6,087
HELOC	1,306	(110)	—	—	1,196
Commercial and industrial	709	595	—	—	1,304
Consumer	1,125	(45)	—	—	1,080

Total	$222,884	$—	$—	$—	$222,884

VWF Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

	Balance	Provision (credit)			Balance
	June 30, 2021	for loan losses	Charge-offs	Recoveries	September 30, 2021

	(Unaudited)
Real estate loans:
Commercial	$27,506	$(1,341)	$—	$—	$26,165
Residential	176,498	(4,057)	—	—	172,441
Multifamily	—	—	—	—	—
Agricultural	8,334	3,519	—	—	11,853
Construction and land	7,723	2,042	—	—	9,765
HELOC	577	676	—	—	1,253
Commercial and industrial	1,437	(782)	—	—	655
Consumer	809	(57)	—	—	752

Total	$222,884	$—	$—	$—	$222,884

The following tables present the balance in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method as of September 30, 2022 and June 30, 2022:

	Allowance for loan losses		Loans
	Ending balance, evaluated for impairment		Ending balance, evaluated for impairment
	Individually	Collectively	Individually	Collectively

	(Unaudited)
September 30, 2022
Real estate loans:
Commercial	$—	$19,694	$—	$4,972,791
Residential	2,070	173,670	278,188	65,845,729
Multifamily	—	1,879	—	711,402
Agricultural	—	15,904	—	4,015,564
Construction and land	—	6,087	—	5,517,796
HELOC	—	1,196	—	494,128
Commercial and industrial	—	1,304	—	301,945
Consumer	—	1,080	—	785,094

Total	$2,070	$220,814	$278,188	$82,644,450

	Allowance for loan losses		Loans
	Ending balance, evaluated for impairment		Ending balance, evaluated for impairment
	Individually	Collectively	Individually	Collectively
June 30, 2022
Real estate loans:
Commercial	$—	$20,643	$—	$5,136,407
Residential	2,734	175,096	359,263	65,278,891
Multifamily	—	1,926	—	718,911
Agricultural	—	13,868	—	3,450,672
Construction and land	—	5477	—	6,006,613
HELOC	—	1,306	—	264,421
Commercial and industrial	—	709	—	339,094
Consumer	—	1,125	—	713,323

Total	$2,734	$220,150	$359,263	$81,908,332

VWF Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

The Company has adopted a standard loan grading system for all loans. Loan grades are numbered 1 through 8. Grades 1 through 3 are considered satisfactory grades. The grade of 4, Monitor, represents loans requiring more than normal attention. The grade of 5, Special Mention, represents loans of lower quality and is considered criticized. The grades of 6, or Substandard, and 7, Doubtful, refer to loans that are classified.

Pass (1-3) Loans of reasonable credit strength and repayment ability providing a satisfactory credit risk.

Monitor (4)	Loans requiring more than normal attention resulting from underwriting weaknesses as to repayment terms, loan structure, financial and/or documentation exceptions.
Special Mention (5)	Loans which may include the characteristics of the Monitor classification, problems that need to be addresses by both the lender and the borrower.
Substandard (6)

Loans which may include the characteristics of the Special Mention classification, but also reflects financial and other problems that might result in some loss at a future date and/or reliance upon collateral for ultimate collection.

Doubtful (7) Loans for which some loss is anticipated, but the timing and amount of the loss is not definite.

Loss (8) Loans considered non-bankable assets which may or may not have some salvage value.

Risk characteristics of each loan portfolio segment are described as follows:

Commercial Real Estate

These loans include commercial real estate and residential real estate secured by property with five or more units. The main risks are changes in the value of the collateral, ability of borrowers to collect rents, vacancy and changes in the tenants’ employment status. Management specifically considers unemployment and changes in real estate values in the Company’s market area.

Residential Real Estate

These loans include first liens and junior liens on 1-4 family residential real estate (both owner and non-owner occupied). The main risks for these loans are changes in the value of the collateral and stability of the local economic environment and its impact on the borrowers’ employment. Management specifically considers unemployment and changes in real estate values in the Company’s market area.

Multifamily

These loans include loans on residential real estate secured by property with five or more units. The main risks are changes in the value of collateral, ability of borrowers to collect rents, vacancy and changes in the tenants’ employment status. Management specifically considers unemployment and changes in real estate values in the Company’s market area.

Agriculture Real Estate

These loans include loans on farm ground, vacant land for development and loans on commercial real estate. The main risks are changes in the value of the collateral and changes in the economy or borrowers’ business operations. Management specifically considers unemployment and changes in real estate values in the Company’s market area.

VWF Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Construction and Land Real Estate

These loans include construction loans for 1-4 family residential and commercial properties (both owner and non-owner occupied) and first liens on land. The main risks for construction loans include uncertainties in estimating costs of construction and in estimating the market value of the completed project. The main risks for land loans are changes in the value of the collateral and stability of the local economic environment. Management specifically considers unemployment and changes in real estate values in the Company's market area.

HELOC

These loans are generally secured by owner-occupied 1-4 family residences. The main risks for these loans are changes in the value of the collateral and stability of the local economic environment and its impact on the borrowers’ employment. Management specifically considers unemployment and changes in real estate values in the Company’s market area.

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

Information regarding the credit quality indicators most closely monitored for other than residential real estate loans by class as of September 30, 2022 and June 30, 2022 follows:

			Special
	Pass	Monitor	Mention	Substandard	Doubtful	Total
September 30, 2022 (Unaudited)
Real estate loans:
Commercial	$4,807,602	$165,189	$—	$—	$—	$4,972,791
Multifamily	711,402	—	—	—	—	711,402
Agricultural	3,777,063	238,501	—	—	—	4,015,564
Construction and land	74,184	5,404,080	—	39,533	—	5,517,796
Commercial and industrial	301,945	—	—	—	—	301,945
Consumer	785,094	—	—	—	—	785,094

Total loans	$10,457,290	$5,807,770	$—	$39,533	$—	$16,304,593

June 30, 2022
Real estate loans:
Commercial	$4,963,148	$173,259	$—	$—	$—	$5,136,407
Multifamily	718,911	—	—	—	—	718,911
Agricultural	3,212,171	238,501	—	—	—	3,450,672
Construction and land	79,160	5,887,572	—	39,881	—	6,006,613
Commercial and industrial	304,607	34,487	—	—	—	339,094
Consumer	713,323	—	—	—	—	713,323

Total loans	$9,991,320	$6,333,819	$—	$39,881	$—	$16,365,020

VWF Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following tables present the credit risk profile of the Company’s residential real estate loan portfolio based on internal rating category and payment activity as of September 30, 2022 and June 30, 2022:

	Performing	Nonperforming	Total

September 30, 2022	(Unaudited)
Real estate loans:
Residential	$65,900,320	$223,597	$66,123,917
HELOC	494,128	—	494,128

Total	$66,394,448	$223,597	$66,618,045

	Performing	Nonperforming	Total
June 30, 2022
Real estate loans:
Residential	$65,412,572	$225,582	$65,638,154
HELOC	264,421	—	264,421

Total	$65,676,993	$225,582	$65,902,575

The Company evaluates the loan risk grading system definitions and allowance for loan losses methodology on an ongoing basis. No significant changes were made to either during the past year.

The following tables present the Company’s loan portfolio aging analysis of the recorded investment in loans as of September 30, 2022 and June 30, 2022:

	September 30, 2022
			Greater Than				Total Loans >
	30-59 Days	60-89 Days	90 Days	Total		Total Loans	90 Days &
	Past Due	Past Due	Past Due	Past Due	Current	Receivable	Accruing

	(Unaudited)
Real estate loans:
Commercial	$—	$—	$—	$—	$4,972,791	$4,972,791	$—
Residential	—	76,674	98,361	175,035	65,948,882	66,123,917	54,591
Multifamily	—	—	—	—	711,402	711,402	—
Agricultural	—	—	—	—	4,015,564	4,015,564	—
Construction and land	—	—	—	—	5,517,796	5,517,796	—
HELOC	—	—	—	—	494,128	494,128	—
Commercial and industrial	—	—	—	—	301,945	301,945	—
Consumer	—	—	—	—	785,094	785,094	—

Total	$—	$76,674	$98,361	$175,035	$82,747,602	$82,922,637	$54,591

VWF Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

	June 30, 2022
			Greater Than				Total Loans >
	30-59 Days	60-89 Days	90 Days	Total		Total Loans	90 Days &
	Past Due	Past Due	Past Due	Past Due	Current	Receivable	Accruing

Real estate loans:
Commercial	$—	$—	$—	$—	$5,136,407	$5,136,407	$—
Residential	—	89,856	217,019	306,875	65,331,279	65,638,154	133,681
Multifamily	—	—	—	—	718,911	718,911	—
Agricultural	—	—	—	—	3,450,672	3,450,672	—
Construction and land	—	—	—	—	6,006,613	6,006,613	—
HELOC	—	—	—	—	264,421	264,421	—
Commercial and industrial	—	—	—	—	339,094	339,094	—
Consumer	—	—	—	—	713,323	713,323	—

Total	$—	$89,856	$217,019	$306,875	$81,960,720	$82,267,595	$133,681

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement.

Information on impaired loans as of and for the three months ended September 30, 2022 and for the year ended June 30, 2022 is as follows.

	As of September 30, 2022
		Unpaid		Average Balance of	Interest
	Recorded	Principal	Specific	Impaired	Income
	Balance	Balance	Allowance	Loans	Recognized

	(Unaudited)
Loans without a specific valuation allowance:
Real estate
Residential	$215,793	$215,793	$—	$216,488	$2,655

Loans with a specific valuation allowance:
Real estate
Residential	62,395	62,395	2,070	62,712	1,045

Totals	$278,188	$278,188	$2,070	$279,200	$3,700

	As of and for the year ended June 30, 2022
		Unpaid		Average Balance of	Interest
	Recorded	Principal	Specific	Impaired	Income
	Balance	Balance	Allowance	Loans	Recognized

Loans without a specific valuation allowance:
Real estate
Residential	$296,204	$296,204	$—	$301,041	$6,005

Loans with a specific valuation allowance:
Real estate
Residential	63,059	63,059	2,734	64,319	4,028

Totals	$359,263	$359,263	$2,734	$365,360	$10,033

VWF Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Nonaccrual loans as of September 30, 2022 and June 30, 2022 are as follows:

	September 30,	June 30,
	2022	2022
	(Unaudited)
Residential real estate loans	$223,597	$225,582

There were no significant loans modified in a troubled debt restructuring during the three months ended September 30, 2022 and 2021, or for the year ended June 30, 2022. There were no troubled debt restructurings modified in the past 12 months that subsequently defaulted for the three months ended September 30, 2022 or for the year ended June 30, 2022.

Note 5:Regulatory Matters

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities and certain off-balance-sheet items as calculated under U.S. GAAP reporting requirements and regulatory capital standards. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Furthermore, the Bank’s regulators could require adjustments to regulatory capital not reflected in these financial statements.

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

In April 2020, under the Coronavirus Aid, Relief, and Economic Security Act (CARES Act), the 9 percent leverage ratio threshold was temporarily reduced to 8 percent in response to the COVID-19 pandemic. The threshold increased to 8.5 percent in 2021 and returned to 9 percent in 2022. The Bank elected to begin using the CBLR for the first quarter of 2020. The Bank’s CBLR was 22.41 percent and 17.54 percent as of September 30, 2022 and June 30, 2022, respectively. Management believes, as of September 30, 2022 and June 30, 2022, that the Bank met all capital adequacy requirements to which it is subject.

Note 6:	Disclosures about Fair Value of Assets and Liabilities

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

VWF Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Level 3	Significant unobservable inputs that reflect an entity’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.

Recurring Measurements

The following table presents the fair value measurements of assets recognized in the accompanying balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2022 and June 30, 2022:

		Fair Value Measurements Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
	Fair	Identical Assets	Observable Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)

September 30, 2022 (Unaudited)
U.S. Government agencies	$5,480,710	$—	$5,480,710	$—
Mortgage-backed GSEs	25,518,135	—	25,518,135	—
Collateralized mortgage obligations	4,436,245	—	4,436,245	—
Subordinated debt	949,930	—	949,930	—
State and political subdivisions	3,677,551	—	3,677,551	—

June 30, 2022
U.S. Government agencies	$5,681,280	$—	$5,681,280	$—
Mortgage-backed GSEs	15,400,958	—	15,400,958	—
State and political subdivisions	3,412,172	—	3,412,172	—

Following is a description of the valuation methodologies used for assets measured at fair value on a recurring basis and recognized in the accompanying balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy. There are no liabilities measured at fair value on a recurring basis. There have been no significant changes in the valuation techniques during the three months ended September 30, 2022 and for the year ended June 30, 2022.

Available-for-sale Securities

Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. If quoted market prices are not available, then fair values are estimated by using quoted prices of securities with similar characteristics or independent asset pricing services and pricing models, the inputs of which are market-based or independently sourced market parameters, including, but not limited to, yield curves, interest rates, volatilities, prepayments, defaults, cumulative loss projections and cash flows. Such securities are classified in Level 2 of the valuation hierarchy. In certain cases where Level 1 or Level 2 are not available, securities are classified within Level 3 of the hierarchy. The Company had no Level 3 securities.

The Company had no assets or liabilities measured at fair value on a nonrecurring basis at September 30, 2022 and June 30, 2022.

The estimated fair values of the Company’s financial instruments not carried at fair value on the consolidated balance sheets at September 30, 2022 and June 30, 2022 are as follows:

VWF Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

	Carrying	Fair	Fair Value Measurements Using
	Value	Value	(Level 1)	(Level 2)	(Level 3)
September 30, 2022 (Unaudited)
Financial assets:
Cash and due from banks	$17,444,335	$17,444,335	$17,444,335	$—	$—
Interest-bearing time deposits	980,000	980,000	980,000	—	—
Loans, net	79,098,148	73,608,948	—	—	73,608,948
FHLB Stock	668,700	668,700	—	668,700	—
Accrued interest receivable	320,777	320,777	320,777	—	—

Financial liabilities:
Deposits	105,960,028	105,564,001	72,354,001	—	33,210,000
Accrued interest payable	30	30	30	—	—

June 30, 2022
Financial assets:
Cash and due from banks	$36,711,842	$36,711,842	$36,711,842	$—	$—
Interest-bearing time deposits	1,470,000	1,470,000	1,470,000	—	—
Loans, net	77,710,188	73,828,181	—	—	73,828,181
FHLB Stock	1,012,900	1,012,900	—	1,012,900	—
Accrued interest receivable	219,195	219,195	219,195	—	—

Financial liabilities:
Deposits	109,990,209	109,936,154	74,773,154	—	35,163,000
Accrued interest payable	5	5	5	—	—

Limitations: Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company’s entire holdings of a particular financial instrument. Fair value estimates may not be realizable in an immediate settlement of the instrument. In some instances, there are no quoted market prices for the Company’s various financial instruments, in which case fair values may be based on estimates using present value or other valuation techniques, or based on judgments regarding future expected loss experience, current economic conditions, risk characteristic of the financial instruments, or other factors. Those techniques are significantly affected by the assumptions used, including the discount rate and estimate of future cash flows. Subsequent changes in assumptions could significantly affect the estimates.

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

VWF Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Management uses the same credit policies in granting lines of credit as it does for on-balance-sheet instruments.

Commitments outstanding at September 30, 2022 and June 30, 2022 were as follows:

	September 30,	June 30,
	2022	2022
	(Unaudited)

Commitments to originate loans	$809,000	$278,000
Undisbursed balance of loans closed	5,531,000	6,457,000

Total	$6,340,000	$6,735,000

Note 8:ESOP

In connection with the Conversion, the Company established an Employee Stock Ownership Plan (“ESOP”) for the exclusive benefit of eligible employees. The Company will make annual contributions to the ESOP in amounts as defined by the plan document. These contributions are used to pay debt service. Certain ESOP shares are pledged as collateral for debt. As the debt is repaid, shares are released from collateral and allocated to active employees, based on the proportion of debt service paid in the year.

In connection with the Company's initial public stock offering, the ESOP borrowed $1.5 million payable to the Company for the purpose of purchasing shares of the Company's common stock. A total of 153,834 shares were purchased with the loan proceeds. Accordingly, common stock acquired by the ESOP is shown as a reduction of shareholders' equity. The loan is expected to be repaid over a period of up to 20 years.

There were no contributions to the ESOP during the three months ended September 30, 2022, as loan payments will be made annually at December 31st of each year. Compensation expense is recognized over the service period based on the average fair value of the shares and totaled $55,000 for the three months ended September 30, 2022. There was no ESOP compensation expense for the three months ended September 30, 2021.

The fair value of unallocated ESOP shares totaled $2.2 million at September 30, 2022.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of financial condition and results of operations is intended to assist in understanding VWF Bancorp, Inc.’s (“the Company”) consolidated financial condition at September 30, 2022 and consolidated results of operations for the three months ended September 30, 2022 and 2021. It should be read in conjunction with the unaudited consolidated financial statements and the related notes appearing in Part I, Item 1, of this Quarterly Report on Form 10-Q.

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

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

●	conditions relating to the COVID-19 pandemic, including the severity and duration of the associated economic slowdown either nationally or in our market area, which are worse than expected;
●	inflation and general economic conditions, either nationally or in our market area, which are worse than expected;
●	changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for loan losses;
●	our ability to access cost-effective funding;
●	fluctuations in real estate values and in the conditions of the residential real estate, commercial real estate, and agricultural real estate markets;
●	our ability to control cost and expenses, particularly those associated with operating a publicly traded company;
●	demand for loans and deposits in our market area;
●	our ability to implement and change our business strategies;
●	competition among depository and other financial institutions;

●	inflation and changes in the interest rate environment that reduce our margins and yields, the fair value of our financial instruments, or our level of loan originations, or increase the level of defaults, losses and prepayments within our loan portfolio;
●	adverse changes in the securities markets;
●	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees, capital requirements and insurance premiums;
●	changes in the quality or composition of our loan or investment portfolios;
●	technological changes that may be more difficult or expensive than expected;
●	the inability of third-party providers to perform as expected;
●	a failure or breach of our operational or information security systems or infrastructure, including cyberattacks;
●	our ability to manage market risk, credit risk and operational risk;
●	our ability to enter new markets successfully and capitalize on growth opportunities;
●	changes in consumer spending, borrowing and savings habits;
●	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission or the Public Company Accounting Oversight Board;
●	our ability to retain key employees;
●	our ability to control costs when hiring employees in a highly competitive environment;
●	changes in the financial condition, results of operations or future prospects of issuers of securities that we own.

Because of these and a wide variety of other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements.

Search for New President and Chief Executive Officer

As previously reported, the Company has announced that Michael D. Cahill, CPA has become a consultant to the Bank effective October 1, 2022. He will serve as a consultant for the remainder of the calendar year and the Company and Bank expect to appoint him to serve as President and Chief Executive Officer effective January 1, 2023. He is also expected to be appointed as a director of the Company and Bank effective January 1, 2023.

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

The Jumpstart Our Business Startups Act (JOBS Act) contains provisions that, among other things, reduce certain reporting requirements for qualifying public companies. As an “emerging growth company” we may delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. We have opted to take advantage of the benefits of this extended transition period. Accordingly, our financial statements may not be comparable to companies that comply with such new or revised accounting standards.

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

Comparison of Financial Condition at September 30, 2022 and June 30, 2022

Total Assets. Total assets were $145.8 million at September 30, 2022, a decrease of $3.8 million, or 2.5%, from $149.6 million at June 30, 2022. The decrease was primarily comprised of a decrease in cash and due from banks of $19.3 million, a decrease in interest-bearing time deposits of $500,000, a decrease in Federal Home Loan Bank Stock of $300,000, and a decrease in other assets of $700,000, which were partially offset by an increase in loans of $1.4 million and an increase in available-for-sale debt securities of $15.6 million.

Cash and Due from Banks. Cash and due from banks decreased by $19.3 million, or 52.5%, to $17.4 million at September 30, 2022 from $36.7 million at June 30, 2022. The decrease was due primarily to funding purchases of investment securities and loan growth.

Interest Bearing Time Deposits. Interest-bearing time deposits decreased by $500,000, or 33.3%, to $1.0 million at September 30, 2022 from $1.5 million at June 30, 2022. Certificates of deposit maturing during the three months ended September 30, 2022 were not renewed as management invested the proceeds from these securities into higher yielding instruments.

Investment Securities. Investment securities increased $15.6 million, or 63.6%, to $40.1 million at September 30, 2022, from $24.5 million at June 30, 2022. Aggregate securities purchases of $17.3 million during the period ended September 30, 2022, were offset by $570,000 of calls, maturities and repayments as well as $1.1 million decline in fair value of the securities over the period. The yield on investment securities was 2.30% for the three months ended September 30, 2022, compared to 1.08% for the three months ended September 30, 2021, reflecting the increase in market interest rates during the period.

The $1.1 million decline in the fair value of the investment securities was primarily attributable to the increases in market interest rates. As market interest rates increased, the fair value of the securities declined. The unrealized losses are recorded to equity, net of tax, as management has determined that there are no credit quality concerns with the issuers of the securities and there is no intent to sell the securities and, as a result, the fair value is expected to recover as the securities approach their maturity dates.

Net Loans. Net loans increased by $1.4 million, or 1.8%, to $79.1 million at September 30, 2022 from $77.7 million at June 30, 2022. During the three months ended September 30, 2022, loan originations totaled $3.6 million, comprised of $2.8 million of loans secured by one-to-four family residential real estate, $589,000 secured by agricultural real estate, $143,000 of consumer loans and $100,000 of construction and land. Increases in loan balances reflect our strategy to grow our loan portfolio, continuing to focus primarily on owner-occupied one-to-four family residential real estate loans, while increasing our emphasis on commercial real estate loans and commercial and industrial loans. Management intends to continue to pursue growth in these loan segments in future periods.

Deposits. Deposits decreased by $4.0 million, or 3.7%, to $106.0 million at September 30, 2022 from $110.0 million at June 30, 2022. Core deposits (defined as all deposits other than certificates of deposit) decreased $2.3 million, or 3.2%, to $72.4 million at September 30, 2022 from $74.7 million at June 30, 2022. Certificates of deposit decreased $1.6 million, or 4.6%, to $33.6 million at September 30, 2022 from $35.2 million at June 30, 2022. Management intends to continue its efforts to increase core deposits, with an emphasis on growth in consumer and business demand deposits.

Shareholders’ Equity. Shareholders’ equity increased $15.6 million, or 66.8%, to $39.0 million at September 30, 2022 from $23.4 million at June 30, 2022. The increase resulted from the $16.3 million net proceeds of the capital raised through the conversion, which was partially offset by a $900,000 increase in accumulated other comprehensive loss primarily due to net unrealized losses on available-for-sale securities caused by the increase in market interest rates during the period.

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

	For the Three Months Ended September 30,
	2022			2021

	Average			Average
	Outstanding		Yield/	Outstanding		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate

Interest-earning assets:
Loans	$82,209	$687	3.34%	$77,723	$681	3.50%
Investment securities	33,691	194	2.30	28,775	78	1.08
Interest-bearing deposits and other	30,041	140	1.86	15,906	29	0.73
Total interest-earning assets	145,941	1,021	2.80	122,404	788	2.58
Non-interest-earning assets	5,098			7,348
Allowance for loan losses	(223)			(223)
Total assets	$150,816			$129,529

Interest-bearing liabilities:
Interest-bearing demand	$46,614	$1	0.01%	$43,291	$1	0.01%
Savings accounts	34,384	2	0.02	38,315	2	0.02
Certificates of deposit	23,348	68	1.16	17,673	92	2.08
Total deposits	104,346	71	0.27	99,279	95	0.38
Borrowings	—	—	0.00	—	—	0.00
Total interest-bearing liabilities	104,346	71	0.27	99,279	95	0.38
Non-interest-bearing liabilities	23,420			4,845
Total liabilities	127,766			104,124
Shareholders' Equity	23,050			25,405
Total liabilities and shareholders' equity	$150,816			$129,529

Net interest income		$950			$693
Net interest rate spread (1)			2.53%			2.20%
Net interest-earning assets (2)	$41,595			$23,125
Net interest margin (3)			2.60%			2.26%
Average interest-earning assets to interest-bearing liabilities	139.86%			123.29%

(1)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets.

Comparison of Operating Results for the Three Months Ended September 30, 2022 and 2021

General. Net income totaled $155,000 for the three months ended September 30, 2022, an increase of $91,000, or 142.1%, compared to $64,000 for the three months ended September 30, 2021. The increase in net income was primarily due to a $257,000 increase in net interest income, which was partially offset by a $147,000 increase in noninterest expense and a $19,000 increase in federal income tax expense.

Interest Income. Interest income increased $234,000, or 29.7%, to $1.0 million for the three months ended September 30, 2022, compared to $788,000 for the three months ended September 30, 2021. This increase was attributable to a $116,000, or 148.7%, increase in interest on investment securities, a $111,000, or 387.4%, increase in interest-bearing deposits and other, and a $6,000, or 0.9% increase in loans.

The average balance of loans during the three months ended September 30, 2022, increased by $4.5 million, or 5.8%, from the average balance for the three months ended September 30, 2021, while the average yield on loans decreased by 16 basis points to 3.34% for the three months ended September 30, 2022, from 3.50% for the three months ended September 30, 2021.

The decrease in average yield on loans was due to the declining interest rates in the early part of the year-to-year period, while the recent increases in rates in the economy have not yet had a significant impact on the overall loan portfolio.

The average balance of investment securities increased $4.9 million, or 17.1%, to $33.7 million for the three months ended September 30, 2022, from $28.8 million for the three months ended September 30, 2021, while the average yield on investment securities increased by 122 basis points to 2.30% for the three months ended September 30, 2022, from 1.08% for the three months ended September 30, 2021. This increase in yields resulted from the effects of management’s sale of lower yielding investments in December 2021 and purchases of higher yielding securities during the quarter ended September 30, 2022.

The average balance of other interest-bearing deposits, comprised of certificates of deposit in other financial institutions, overnight deposits and stock in the Federal Home Loan Bank, increased $14.1 million, or 88.9%, for the three months ended September 30, 2022, and the average yield increased 113 basis points to 1.86% for the three months ended September 30, 2022, from 0.73% for the three months ended September 30, 2021 reflecting the rise in the interest rate environment.

Interest Expense. Total interest expense decreased $23,000, or 24.7%, to $71,000 for the three months ended September 30, 2022, compared to the three months ended September 30, 2021. The decrease was primarily due to a decrease in the average cost of deposits to 0.27% for the three months ended September 30, 2022, from 0.38% for the three months ended September 30, 2021, reflecting how management has worked to manage the cost of deposits over the period as interest rates in the economy have been increasing in recent months, which was partially offset by an increase of $5.1 million, or 5.1%, in the average balance of deposits, to $104.3 million for the three months ended September 30, 2022, compared to the three months ended September 30, 2021.

Net Interest Income. Net interest income increased $257,000, or 37.1%, to $950,000 for the three months ended September 30, 2022, compared to $693,000 for the three months ended September 30, 2021. The increase reflected an increase in the interest rate spread to 2.53% for the three months ended September 30, 2022, from 2.20% for the three months ended September 30, 2021. The net interest margin increased to 2.60% for the three months ended September 30, 2022, from 2.26% for the three months ended September 30, 2021.

Provision for Loan Losses. Based on an analysis of the factors described in “Critical Accounting Policies and Use of Critical Accounting Estimates – Allowance for Loan Losses,” management concluded that a provision for loan losses was not required for each of the three months ended September 30, 2022 and 2021. The allowance for loan losses was $223,000 at both September 30, 2022 and 2021 and represented 0.28% of total loans at September 30, 2022, and 0.29% of total loans at September 30, 2021. The determination over the adequacy of the allowance for loan losses was due primarily to the low balances of nonperforming loans, delinquent loans and no net charge-offs in both periods.

Total nonperforming loans were $278,000 at September 30, 2022, compared to $166,000 at September 30, 2021. Total loans past due greater than 30 days were $175,000 and $455,000 at those respective dates. As a percentage of nonperforming loans, the allowance for loan losses was 80.1% at September 30, 2022, compared to 134.5% at September 30, 2021.

The allowance for loan losses reflects the estimate management believes to be appropriate to cover incurred probable losses which were inherent in the loan portfolio at September 30, 2022 and 2021. While management believes the estimates and assumptions used in the determination of the adequacy of the allowance are reasonable, such estimates and assumptions could be proven incorrect in the future, and the actual amount of future provisions may exceed the amount of past provisions. Furthermore, as an integral part of its examination process, the OCC will periodically review our allowance for loan losses. The OCC may have judgments different than those of management, and we may determine to increase our allowance as a result of these regulatory reviews. Any material increase in the allowance for loan losses may adversely affect our financial condition and results of operations.

Non-Interest Income. Non-interest income was consistent between the three months ended September 30, 2022 and 2021, totaling $54,000 for the three months ended September 30, 2022, a zero net change, from $54,000 for the three months ended September 30, 2021.

Noninterest Expense. Noninterest expense increased $147,000, or 21.7%, to $823,000 for the three months ended September 30, 2022, compared to $676,000 for the three months ended September 30, 2021. The increase was due primarily to a $117,000, or 300.3%, increase in professional services and a $29,000, or 8.2%, increase in salaries and employee benefits. The increase in professional services was due primarily to costs related to expanded internal audit services. The increase in salaries and employee benefits was due primarily to accruing for employee paid time off.

Federal Income Taxes. Federal income taxes increased by $19,000, or 256.8%, to $26,000 for the three months ended September 30, 2022, compared to $7,000 for the three months ended September 30, 2021. The increase in the federal income tax provision was due primarily to a $110,000, or 154.0%, increase in pretax net income.

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, and proceeds from maturities of securities. We also have the ability to borrow from the Federal Home Loan Bank of Cincinnati. At September 30, 2022, we had no outstanding borrowings from the Federal Home Loan Bank of Cincinnati. At September 30, 2022, we had the capacity to borrow $45.7 million from the Federal Home Loan Bank of Cincinnati.

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

VWF Bancorp, Inc. is a separate legal entity from Van Wert Federal and must provide for its own liquidity to pay its operating expenses and other financial obligations. Its primary source of income is dividends received from Van Wert Federal. The amount of dividends that Van Wert Federal may declare and pay is governed by applicable bank regulations. At September 30, 2022, VWF Bancorp, Inc. (on a stand-alone, unconsolidated basis) had liquid assets of $7.4 million.

At September 30, 2022, Van Wert Federal’s Tier 1 leverage capital was $34.6 million, or 22.4% of adjusted assets. Accordingly, it was categorized as well-capitalized at September 30, 2022 under the “community bank leverage ratio” framework. Management is not aware of any conditions or events since the most recent notification that would change our category.

Off-Balance Sheet Arrangements. At September 30, 2022, we had $6.3 million of outstanding commitments to originate loans, $3.6 million of which represents the balance of remaining funds to be disbursed on construction loans in process. Certificates of deposit that are scheduled to mature in less than one year from September 30, 2022 totaled $15.3 million at September 30, 2022. Management expects that a substantial portion of the maturing certificates of deposit will be renewed. However, if a substantial portion of these deposits is not retained, we may utilize Federal Home Loan Bank of Cincinnati advances or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

Item 3.Quantitative and Qualitative Disclosures About Market Risk

Not applicable, as the Company is a smaller reporting company.

Item 4.Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2022. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Registrant’s disclosure controls and procedures were effective.

During the quarter ended September 30, 2022, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – Other Information

Item 1.Legal Proceedings

The Company is subject to various legal actions arising in the normal course of business. In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on the Company’s consolidated financial condition or results of operations.

Item 1A.    Risk Factors

Not applicable, as the Company is a smaller reporting company.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

In connection with the Conversion, the Company completed its initial public stock offering on July 13, 2022. The Company sold 1,922,924 shares of common stock at $10.00 per share pursuant to a Registration Statement on Form S-1 (SEC File No. 333-254053), which was declared effective by the Securities and Exchange Commission on May 13, 2022. The stock offering resulted in gross offering proceeds of $19.2 million and net offering proceeds (after payment of offering expenses) of $17.8 million. From the net offering proceeds, the Company lent $1.5 million to Van Wert Federal’s employee stock ownership plan (which in turn used those funds to purchase 153,834 shares of the Company’s common stock in the stock offering), invested $8.9 million in Van Wert Federal as a capital contribution, and retained $7.4 million for general corporate purposes. Performance Trust Capital Partners, LLC served as the Company’s marketing agent in connection with the stock offering.

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
101

The following materials for the quarter ended September 30, 2022, formatted in Inline XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) condensed Consolidated Statements of Changes in Shareholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VWF BANCORP, INC.

Date: November 14, 2022	/s/ Mark K. Schumm
Mark K. Schumm
President, Chief Executive Officer and Senior Lending Officer

Date: November 14, 2022	/s/ Kylee J. Moody
Kylee J. Moody
Treasurer and Chief Financial Officer