Form 10-Q
period 2022-12-31
VWF Bancorp, Inc.
filed 2023-02-14
CIK 1913838

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2022

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

There were 1,922,924 shares, par value $0.01 per share, of the registrant’s common stock issued and outstanding as of February 13, 2023.

VWF Bancorp, Inc.

Form 10-Q

Part I. – Financial Information

Item 1.Financial Statements

VWF Bancorp, Inc.

Condensed Consolidated Balance Sheets

December 31, 2022 and June 30, 2022

	December 31,	June 30,
	2022	2022
	(Unaudited)
Assets
Cash and due from banks	$18,566,567	$36,711,842
Interest-bearing time deposits	735,000	1,470,000
Available-for-sale debt securities	39,417,705	24,494,410
Loans, net of allowance for loan losses of $222,884 at December 31, 2022 and June 30, 2022	79,882,224	77,710,188
Premises and equipment	1,369,218	1,371,634
Federal Home Loan Bank stock	668,700	1,012,900
Bank owned life insurance	5,166,940	5,112,083
Accrued interest receivable	339,531	219,195
Other assets	714,131	1,460,297
Total assets	$146,860,016	$149,562,549

Liabilities and Shareholders' Equity

Liabilities
Deposits
Demand	$28,190,952	$26,037,580
Savings and money market	44,871,120	48,735,574
Time	33,044,407	35,217,055
Total deposits	106,106,479	109,990,209

Advances from borrowers for taxes and insurance	767,846	615,735
Stock subscription proceeds in escrow	—	15,315,230
Accrued interest payable and other liabilities	1,102,876	274,269
Total liabilities	107,977,201	126,195,443

Commitments and Contingencies

Shareholders' Equity
Preferred stock, $0.01 par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 14,000,000 shares authorized, 1,922,924 issued at December 31, 2022	19,229	—
Additional paid-in capital	17,875,071	—
Unearned ESOP	(1,461,422)	—
Retained earnings	25,123,796	25,461,865
Accumulated other comprehensive loss	(2,673,859)	(2,094,759)
Total shareholders' equity	38,882,815	23,367,106
Total liabilities and shareholders' equity	$146,860,016	$149,562,549

See Notes to Condensed Consolidated Financial Statements

VWF Bancorp, Inc.

Condensed Consolidated Statements of Operations

For the Three and Six Months Ended December 31, 2022 and 2021

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2022	2021	2022	2021

	(Unaudited)		(Unaudited)
Interest Income
Loans	$724,909	$682,304	$1,411,986	$1,363,056
Investment securities	316,481	78,256	510,698	156,343
Interest-bearing deposits and other	169,478	24,920	309,356	53,619

Total interest income	1,210,868	785,480	2,232,040	1,573,018

Interest Expense
Deposits	84,968	84,482	156,181	179,009
Federal Home Loan Bank advances	22	1	22	1

Total interest expense	84,990	84,483	156,203	179,010

Net Interest Income	1,125,878	700,997	2,075,837	1,394,008

Provision for Loan Losses	—	—	—	—

Net Interest Income After Provision for Loan Losses	1,125,878	700,997	2,075,837	1,394,008

Noninterest Income
Bank owned life insurance	27,432	27,398	54,857	54,764
Other income	24,241	27,167	50,991	54,088
Total noninterest income	51,673	54,565	105,848	108,852

Noninterest Expense
Salaries and employee benefits	406,872	350,614	792,389	706,950
Pension plan withdrawal	930,000	—	930,000	—
Directors fees	35,000	43,500	70,000	95,500
Occupancy and equipment	56,301	55,852	113,349	90,027
Data processing fees	62,754	57,431	125,086	114,230
Franchise taxes	38,825	34,927	77,650	69,780
FDIC insurance premiums	9,000	8,100	18,900	16,300
Professional services	180,747	34,106	336,443	73,005
Loss on sale of investment securities	—	291,198	—	291,198
Other	87,494	96,429	166,062	191,106
Total noninterest expense	1,806,993	972,157	2,629,879	1,648,096

Loss before income taxes	(629,442)	(216,595)	(448,194)	(145,236)

Provision for income taxes (benefits)	(136,596)	(44,865)	(110,125)	(37,446)
Net Loss	$(492,846)	$(171,730)	$(338,069)	$(107,790)

Loss per share-basic and diluted	$(0.28)	N/A	$(0.21)	N/A
Weighted-average shares outstanding-basic and diluted	1,769,090	N/A	1,644,100	N/A

See Notes to Condensed Consolidated Financial Statements

VWF Bancorp, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

For the Three and Six Months Ended December 31, 2022 and 2021

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2022	2021	2022	2021

	(Unaudited)		(Unaudited)
Net loss	$(492,846)	$(171,730)	$(338,069)	$(107,790)

Other comprehensive income (loss):
Net unrealized gains (losses) on available-for-sale securities	361,406	3,468	(733,038)	(45,269)

Tax (expense) benefit	(75,895)	(728)	153,938	9,507

Other comprehensive income (loss)	285,511	2,740	(579,100)	(35,762)

Comprehensive income (loss)	$(207,335)	$(168,990)	$(917,169)	$(143,552)

See Notes to Condensed Consolidated Financial Statements

VWF Bancorp, Inc.

Condensed Consolidated Statements of Changes in Shareholders’ Equity

For the Three and Six Months Ended December 31, 2022 and 2021

					Accumulated
			Unearned		Other
	Common	Additional	ESOP	Retained	Comprehensive	Shareholders'
	Stock	Paid-in Capital	Shares	Earnings	Loss	Equity

	(Unaudited)
Balance at September 30, 2022	$19,229	$17,845,597	$(1,538,339)	$25,616,642	$(2,959,370)	$38,983,759

ESOP shares committed to be released	—	29,474	76,917	—	—	106,391

Net loss	—	—	—	(492,846)	—	(492,846)

Other comprehensive income	—	—	—	—	285,511	285,511

Balance at December 31, 2022	$19,229	$17,875,071	$(1,461,422)	$25,123,796	$(2,673,859)	$38,882,815

Balance at September 30, 2021	$—	$—	$—	$25,534,948	$(113,534)	$25,421,414

Net loss	—	—	—	(171,730)	—	(171,730)

Other comprehensive income	—	—	—	—	2,740	2,740

Balance at December 31, 2021	$—	$—	$—	$25,363,218	$(110,794)	$25,252,424

Balance at July 1, 2022	$—	$—	$—	$25,461,865	$(2,094,759)	$23,367,106

Proceeds from issuance of shares	19,229	17,845,597	(1,538,339)	—	—	16,326,487

ESOP shares committed to be released	—	29,474	76,917	—	—	106,391

Net loss	—	—	—	(338,069)	—	(338,069)

Other comprehensive loss	—	—	—	—	(579,100)	(579,100)

Balance at December 31, 2022	$19,229	$17,875,071	$(1,461,422)	$25,123,796	$(2,673,859)	$38,882,815

Balance at July 1, 2021	$—	$—	$—	$25,471,008	$(75,032)	$25,395,976

Net loss	—	—	—	(107,790)	—	(107,790)

Other comprehensive loss	—	—	—	—	(35,762)	(35,762)

Balance at December 31, 2021	$—	$—	$—	$25,363,218	$(110,794)	$25,252,424

See Notes to Condensed Consolidated Financial Statements

VWF Bancorp, Inc.

Condensed Consolidated Statements of Cash Flows

For the Six Months Ended December 31, 2022 and 2021

	Six Months Ended
	December 31,
	2022	2021

	(Unaudited)
Operating Activities
Net loss	$(338,069)	$(107,790)
Items not requiring (providing) cash:
Depreciation and amortization	30,374	33,860
Amortization of premiums and discounts	31,185	55,243
Deferred income taxes	9,122	(7,300)
Provision for loan losses	—	—
Loss on sale of investment securities	—	291,198
Increase in cash surrender value of bank-owned life insurance	(54,857)	(54,764)
ESOP compensation expense	106,391	—
Changes in:
Accrued interest receivable	(120,336)	(5,103)
Other assets and liabilities	1,719,588	(69,236)

Net cash provided by operating activities	1,383,398	136,108

Investing Activities
Net change in interest-bearing time deposits	735,000	1,470,000
Purchases of available-for-sale securities	(17,356,660)	(2,602,262)
Proceeds from sales of available-for-sale securities	—	9,708,443
Proceeds from calls, maturities and paydowns of available-for-sale securities	1,669,143	2,718,358
Net change in loans	(2,172,036)	(3,035,580)
Purchase of premises and equipment	(27,958)	(8,478)
Proceeds from redemption of FHLB stock	344,200	—

Net cash provided by (used in) investing activities	(16,808,311)	8,250,481

Financing Activities
Net increase (decrease) in deposit accounts	(3,883,730)	11,351,502
Net change in advances by borrowers for taxes and insurance	152,111	150,374
Proceeds from issuance of common stock	1,011,257	—

Net cash provided by (used in) financing activities	(2,720,362)	11,501,876

Increase (decrease) in Cash and Cash Equivalents	(18,145,275)	19,888,465

Cash and Cash Equivalents, Beginning of Period	36,711,842	11,660,839

Cash and Cash Equivalents, End of Period	$18,566,567	$31,549,304

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Interest on deposits	$156,174	$178,965

Supplemental Disclosure of Noncash Financing Activities
Transfers from stock subscriptions to common stock and additional paid-in capital	$15,315,230	$—

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

The Bank is a federally chartered mutual thrift engaged primarily in the business of originating residential mortgage loans and accepting deposits. Its operations are conducted through its office located in Van Wert, Ohio. The Bank faces competition from other financial institutions and is subject to the regulation of certain federal and state agencies and undergoes periodic examinations by those regulatory authorities.

Interim Financial Statements

The interim unaudited consolidated financial statements as of December 31, 2022, and for the three and six months ended December 31, 2022 and 2021, are unaudited and reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. Such adjustments are the only adjustments contained in these unaudited consolidated financial statements. These unaudited consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission and, therefore, certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) have been omitted. The results of operations for the three and six months ended December 31, 2022, are not necessarily indicative of the results to be achieved for the remainder of the year ending June 30, 2023, or any other period.

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

Earnings (Loss) Per Share

Basic earnings (loss) per share (“EPS”) excludes dilution and is calculated by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the period. Diluted EPS is computed in a manner similar to that of basic EPS except that the weighted-average number of common shares outstanding is increased to include the number of incremental common shares that would have been outstanding if all potentially dilutive common stock equivalents were issued during the period. The Company had no potentially dilutive stock equivalents at December 31, 2022. Unallocated common shares held by the Company’s Employee Stock Ownership Plan (“ESOP”) are shown as a reduction in shareholders’ equity and are excluded from weighted-average common shares outstanding for both basic and diluted EPS calculations until they are committed to be released.

The computation for the three and six months ended December 31, 2022 is as follows:

	Three Months Ended	Six Months Ended
	December 31, 2022	December 31, 2022
	(Unaudited)	(Unaudited)
Net loss	$(492,846)	$(338,069)

Shares outstanding for basic and diluted loss per share:
Weighted-average shares issued	1,922,924	1,787,065
Less weighted-average unearned ESOP shares	(153,834)	(142,965)
Weighted-average shares outstanding - basic and diluted	1,769,090	1,644,100

Basic and diluted loss per share	$(0.28)	$(0.21)

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

The amortized cost and fair values, together with gross unrealized gains and losses of securities, are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Approximate
	Cost	Gains	Losses	Fair Value

	(Unaudited)
Available-for-sale Securities:
December 31, 2022
U.S. Government agencies	$6,000,000	$—	$469,410	$5,530,590
Mortgage-backed Government
Sponsored Enterprises (GSEs)	27,178,478	2,002	2,017,065	25,163,415
Collateralized mortgage obligations	4,055,639	—	65,827	3,989,812
Subordinated debt	1,000,000	—	72,490	927,510
State and political subdivisions	4,568,220	—	761,842	3,806,378
	$42,802,337	$2,002	$3,386,634	$39,417,705

		Gross	Gross
	Amortized	Unrealized	Unrealized	Approximate
	Cost	Gains	Losses	Fair Value
Available-for-sale Securities:
June 30, 2022
U.S. Government agencies	$6,000,000	$—	$318,720	$5,681,280
Mortgage-backed Government
Sponsored Enterprises (GSEs)	17,022,130	8,405	1,629,577	15,400,958
State and political subdivisions	4,123,874	—	711,702	3,412,172
	$27,146,004	$8,405	$2,659,999	$24,494,410

The amortized cost and fair value of available-for-sale securities at December 31, 2022, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties:

	December 31, 2022
	Available-for-sale
	Amortized	Fair
	Cost	Value

	(Unaudited)
Within one year	$—	$—
One to five years	6,422,881	5,919,876
Five to ten years	3,140,211	2,756,690
After ten years	2,005,128	1,587,912
	11,568,220	10,264,478
Mortgage-backed GSE's and CMO's	31,234,117	29,153,227
Totals	$42,802,337	$39,417,705

The carrying value of securities pledged as collateral, to secure public deposits and for other purposes, was $7,380,000 and $4,652,000 at December 31, 2022 and June 30, 2022, respectively.

During the three and six months ended December 31, 2022, the Company had no sales of available for sale securities. Proceeds from sales of securities totaled $9,708,000 during the three and six month periods ended December 31, 2021. Such sales resulted in realized losses of $291,000.

Certain investments in debt securities are reported in the financial statements at an amount less than their historical cost. Total fair value of these investments at December 31, 2022 and June 30, 2022 was $39,354,000 and $22,517,000, which is approximately 99.8 percent and 91.9 percent, respectively, of the fair value of the Company’s total investment portfolio. These declines primarily resulted from changes in market interest rates.

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

The following tables show the Company’s investments’ gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment class and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2022 and June 30, 2022:

	December 31, 2022 (Unaudited)
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
U.S. Government agencies	$5,530,590	$469,410	$—	$—	$5,530,590	$469,410
Mortgage-backed Government
Sponsored Enterprises (GSEs)	17,313,298	625,488	7,786,579	1,391,577	25,099,877	2,017,065
Collateralized mortgage obligations	3,989,812	65,827	—	—	3,989,812	65,827
Subordinated debt	927,510	72,490	—	—	927,510	72,490
State and political subdivisions	2,053,720	292,017	1,752,658	469,825	3,806,378	761,842
Total temporarily impaired securities	$29,814,930	$1,525,232	$9,539,237	$1,861,402	$39,354,167	$3,386,634

	June 30, 2022
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
U.S. Government agencies	$5,681,280	$318,720	$—	$—	$5,681,280	$318,720
Mortgage-backed Government
Sponsored Enterprises (GSEs)	8,327,314	802,556	5,095,794	827,021	13,423,108	1,629,577
State and political subdivisions	1,856,557	347,775	1,555,615	363,927	3,412,172	711,702
Total temporarily impaired securities	$15,865,151	$1,469,051	$6,651,409	$1,190,948	$22,516,560	$2,659,999

U.S. Government Agencies, Subordinated Debt and State and Political Subdivisions

Unrealized losses on these securities have not been recognized into income because the issuers’ bonds are of high credit quality, values have only been impacted by changes in interest rates since the securities were purchased, and the Company has the intent and ability to hold the securities for the foreseeable future. The fair value is expected to recover as the bonds approach the maturity date. Because the decline in market value is attributable to changes in market interest rates, and not credit quality, and because the Company typically does not intend to sell the investments and it is not more likely than not the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2022.

Mortgage-backed GSE’s and Collateralized Mortgage Obligations

The unrealized losses on the Company’s investment in residential mortgage-backed securities were caused by changes in interest rates and illiquidity. The Company expects to recover the amortized cost basis over the term of the securities. Because the decline in market value is attributable to changes in market interest rates and illiquidity, and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2022

Note 4:Loans and Allowance for Loan Losses

Categories of loans at December 31, 2022 and June 30, 2022 include:

	December 31,	June 30,
	2022	2022
	(Unaudited)
Real estate loans:
Commercial	$4,865,994	$5,136,407
Residential	66,402,411	65,638,154
Multifamily	703,814	718,911
Agricultural	4,472,173	3,450,672
Construction and land	5,357,109	6,006,613
Home equity line of credit (HELOC)	388,918	264,421
Commercial and industrial	299,250	339,094
Consumer	721,619	713,323
Total loans	83,211,288	82,267,595
Less:
Undisbursed loans in process	3,092,532	4,324,320
Net deferred loan fees	13,648	10,203
Allowance for loan losses	222,884	222,884
Net loans	$79,882,224	$77,710,188

The following tables present the activity in the allowance for loan losses based on portfolio segment for the three and six months ended December 31, 2022 and 2021.

	Balance	Provision (credit)			Balance
	September 30, 2022	for loan losses	Charge-offs	Recoveries	December 31, 2022

	(Unaudited)
Real estate loans:
Commercial	$19,694	$(572)	$—	$—	$19,122
Residential	175,740	(2,267)	—	—	173,473
Multifamily	1,879	(35)	—	—	1,844
Agricultural	15,904	1,671	—	—	17,575
Construction and land	6,087	1,572	—	—	7,659
HELOC	1,196	(178)	—	—	1,018
Commercial and industrial	1,304	(128)	—	—	1,176
Consumer	1,080	(63)	—	—	1,017

Total	$222,884	$—	$—	$—	$222,884

	Balance	Provision (credit)			Balance
	June 30, 2022	for loan losses	Charge-offs	Recoveries	December 31, 2022

	(Unaudited)
Real estate loans:
Commercial	$20,643	$(1,521)	$—	$—	$19,122
Residential	177,830	(4,357)	—	—	173,473
Multifamily	1,926	(82)	—	—	1,844
Agricultural	13,868	3,707	—	—	17,575
Construction and land	5,477	2,182	—	—	7,659
HELOC	1,306	(288)	—	—	1,018
Commercial and industrial	709	467	—	—	1,176
Consumer	1,125	(108)	—	—	1,017

Total	$222,884	$—	$—	$—	$222,884

	Balance	Provision (credit)			Balance
	September 30, 2021	for loan losses	Charge-offs	Recoveries	December 31, 2021

	(Unaudited)
Real estate loans:
Commercial	$26,165	$2,857	$—	$—	$29,022
Residential	172,441	(4,403)	—	—	168,038
Multifamily	—	—	—	—	—
Agricultural	11,853	1,013	—	—	12,866
Construction and land	9,765	234	—	—	9,999
HELOC	1,253	(270)	—	—	983
Commercial and industrial	655	613	—	—	1,268
Consumer	752	(44)	—	—	708

Total	$222,884	$—	$—	$—	$222,884

	Balance	Provision (credit)			Balance
	June 30, 2021	for loan losses	Charge-offs	Recoveries	December 31, 2021

	(Unaudited)
Real estate loans:
Commercial	$27,506	$1,516	$—	$—	$29,022
Residential	176,498	(8,460)	—	—	168,038
Multifamily	—	—	—	—	—
Agricultural	8,334	4,532	—	—	12,866
Construction and land	7,723	2,276	—	—	9,999
HELOC	577	406	—	—	983
Commercial and industrial	1,437	(169)	—	—	1,268
Consumer	809	(101)	—	—	708

Total	$222,884	$—	$—	$—	$222,884

The following tables present the balance in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method as of December 31, 2022 and June 30, 2022:

	Allowance for loan losses		Loans
	Ending balance, evaluated for impairment		Ending balance, evaluated for impairment
	Individually	Collectively	Individually	Collectively

	(Unaudited)
December 31, 2022
Real estate loans:
Commercial	$—	$19,122	$—	$4,865,994
Residential	1,253	172,220	266,935	66,135,476
Multifamily	—	1,844	—	703,814
Agricultural	—	17,575	—	4,472,173
Construction and land	—	7,659	—	5,357,109
HELOC	—	1,018	—	388,918
Commercial and industrial	—	1,176	—	299,250
Consumer	—	1,017	—	721,619

Total	$1,253	$221,631	$266,935	$82,944,353

	Allowance for loan losses		Loans
	Ending balance, evaluated for impairment		Ending balance, evaluated for impairment
	Individually	Collectively	Individually	Collectively
June 30, 2022
Real estate loans:
Commercial	$—	$20,643	$—	$5,136,407
Residential	2,734	175,096	359,263	65,278,891
Multifamily	—	1,926	—	718,911
Agricultural	—	13,868	—	3,450,672
Construction and land	—	5477	—	6,006,613
HELOC	—	1,306	—	264,421
Commercial and industrial	—	709	—	339,094
Consumer	—	1,125	—	713,323

Total	$2,734	$220,150	$359,263	$81,908,332

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

Information regarding the credit quality indicators most closely monitored for other than residential real estate loans by class as of December 31, 2022 and June 30, 2022 follows:

			Special
	Pass	Monitor	Mention	Substandard	Doubtful	Total
December 31, 2022 (Unaudited)
Real estate loans:
Commercial	$4,708,949	$157,045	$—	$—	$—	$4,865,994
Multifamily	703,814	—	—	—	—	703,814
Agricultural	4,242,232	229,941	—	—	—	4,472,173
Construction and land	32,304	5,285,586	—	39,219	—	5,357,109
Commercial and industrial	299,250	—	—	—	—	299,250
Consumer	721,619	—	—	—	—	721,619

Total loans	$10,708,168	$5,672,572	$—	$39,219	$—	$16,419,959

June 30, 2022
Real estate loans:
Commercial	$4,963,148	$173,259	$—	$—	$—	$5,136,407
Multifamily	718,911	—	—	—	—	718,911
Agricultural	3,212,171	238,501	—	—	—	3,450,672
Construction and land	79,160	5,887,572	—	39,881	—	6,006,613
Commercial and industrial	304,607	34,487	—	—	—	339,094
Consumer	713,323	—	—	—	—	713,323

Total loans	$9,991,320	$6,333,819	$—	$39,881	$—	$16,365,020

The following tables present the credit risk profile of the Company’s residential real estate loan portfolio based on internal rating category and payment activity as of December 31, 2022 and June 30, 2022:

	Performing	Nonperforming	Total

December 31, 2022	(Unaudited)
Real estate loans:
Residential	$66,175,503	$226,908	$66,402,411
HELOC	388,918	—	388,918

Total	$66,564,421	$226,908	$66,791,329

	Performing	Nonperforming	Total
June 30, 2022
Real estate loans:
Residential	$65,412,572	$225,582	$65,638,154
HELOC	264,421	—	264,421

Total	$65,676,993	$225,582	$65,902,575

The Company evaluates the loan risk grading system definitions and allowance for loan losses methodology on an ongoing basis. No significant changes were made to either during the quarter ended December 31, 2022.

The following tables present the Company’s loan portfolio aging analysis of the recorded investment in loans as of December 31, 2022 and June 30, 2022:

	December 31, 2022
			Greater Than				Total Loans >
	30-59 Days	60-89 Days	90 Days	Total		Total Loans	90 Days &
	Past Due	Past Due	Past Due	Past Due	Current	Receivable	Accruing

	(Unaudited)
Real estate loans:
Commercial	$—	$—	$—	$—	$4,865,994	$4,865,994	$—
Residential	885,334	283,326	136,395	1,305,055	65,097,356	66,402,411	40,027
Multifamily	—	—	—	—	703,814	703,814	—
Agricultural	—	—	—	—	4,472,173	4,472,173	—
Construction and land	—	—	—	—	5,357,109	5,357,109	—
HELOC	—	—	—	—	388,918	388,918	—
Commercial and industrial	—	—	—	—	299,250	299,250	—
Consumer	—	—	—	—	721,619	721,619	—

Total	$885,334	$283,326	$136,395	$1,305,055	$81,906,233	$83,211,288	$40,027

	June 30, 2022
			Greater Than				Total Loans >
	30-59 Days	60-89 Days	90 Days	Total		Total Loans	90 Days &
	Past Due	Past Due	Past Due	Past Due	Current	Receivable	Accruing

Real estate loans:
Commercial	$—	$—	$—	$—	$5,136,407	$5,136,407	$—
Residential	—	89,856	217,019	306,875	65,331,279	65,638,154	133,681
Multifamily	—	—	—	—	718,911	718,911	—
Agricultural	—	—	—	—	3,450,672	3,450,672	—
Construction and land	—	—	—	—	6,006,613	6,006,613	—
HELOC	—	—	—	—	264,421	264,421	—
Commercial and industrial	—	—	—	—	339,094	339,094	—
Consumer	—	—	—	—	713,323	713,323	—

Total	$—	$89,856	$217,019	$306,875	$81,960,720	$82,267,595	$133,681

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement.

Information on impaired loans as of and for the six months ended December 31, 2022 and as of and for the year ended June 30, 2022 is as follows.

	As of December 31, 2022
		Unpaid
	Recorded	Principal	Specific
	Balance	Balance	Allowance

	(Unaudited)
Loans without a specific valuation allowance:
Real estate
Residential	$205,357	$205,357	$—

Loans with a specific valuation allowance:
Real estate
Residential	61,578	61,578	1,253

Totals	$266,935	$266,935	$1,253

	As of June 30, 2022
		Unpaid
	Recorded	Principal	Specific
	Balance	Balance	Allowance

Loans without a specific valuation allowance:
Real estate
Residential	$296,204	$296,204	$—

Loans with a specific valuation allowance:
Real estate
Residential	63,059	63,059	2,734

Totals	$359,263	$359,263	$2,734

	Three Months Ended December 31,				Six Months Ended December 31,
	2022		2021		2022		2021
	Average		Average		Average		Average
	Balance of	Interest	Balance of	Interest	Balance of	Interest	Balance of	Interest
	Impaired	Income	Impaired	Income	Impaired	Income	Impaired	Income
	Loans	Recognized	Loans	Recognized	Loans	Recognized	Loans	Recognized

	(Unaudited)				(Unaudited)
Loans without a specific valuation allowance:
Real estate
Residential	$205,890	$1,637	$98,800	$2,040	$206,352	$3,245	$99,723	$2,482

Loans with a specific valuation allowance:
Real estate
Residential	62,039	1,375	64,648	1,246	62,373	2,094	64,930	2,189

Totals	$267,929	$3,012	$163,448	$3,286	$268,725	5,339	$164,653	4,671

Nonaccrual loans as of December 31, 2022 and June 30, 2022 are as follows:

	December 31,	June 30,
	2022	2022
	(Unaudited)
Residential real estate loans	$226,908	$225,582

There were no significant loans modified in a troubled debt restructuring during the six months ended December 31, 2022 or for the year ended June 30, 2022. There were no troubled debt restructurings modified in the past 12 months that subsequently defaulted for the six months ended December 31, 2022 or for the year ended June 30, 2022.

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

In April 2020, under the Coronavirus Aid, Relief, and Economic Security Act (CARES Act), the 9 percent leverage ratio threshold was temporarily reduced to 8 percent in response to the COVID-19 pandemic. The threshold increased to 8.5 percent in 2021 and returned to 9 percent in 2022. The Bank has elected to use the CBLR. The Bank’s CBLR was 22.56 percent and 17.54 percent as of December 31, 2022 and June 30, 2022, respectively. Management believes, as of December 31, 2022 and June 30, 2022, that the Bank met all capital adequacy requirements to which it is subject.

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

Recurring Measurements

The following table presents the fair value measurements of assets recognized in the accompanying balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at December 31, 2022 and June 30, 2022:

		Fair Value Measurements Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
	Fair	Identical Assets	Observable Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)

December 31, 2022 (Unaudited)
U.S. Government agencies	$5,530,590	$—	$5,530,590	$—
Mortgage-backed GSEs	25,163,415	—	25,163,415	—
Collateralized mortgage obligations	3,989,812	—	3,989,812	—
Subordinated debt	927,510	—	927,510	—
State and political subdivisions	3,806,378	—	3,806,378	—

June 30, 2022
U.S. Government agencies	$5,681,280	$—	$5,681,280	$—
Mortgage-backed GSEs	15,400,958	—	15,400,958	—
State and political subdivisions	3,412,172	—	3,412,172	—

Following is a description of the valuation methodologies used for assets measured at fair value on a recurring basis and recognized in the accompanying balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy. There are no liabilities measured at fair value on a recurring basis. There have been no significant changes in the valuation techniques during the six months ended December 31, 2022 and for the year ended June 30, 2022.

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

The Company had no assets or liabilities measured at fair value on a nonrecurring basis at December 31, 2022 and June 30, 2022.

The estimated fair values of the Company’s financial instruments not carried at fair value on the consolidated balance sheets at December 31, 2022 and June 30, 2022 are as follows:

	Carrying	Fair	Fair Value Measurements Using
	Value	Value	(Level 1)	(Level 2)	(Level 3)
December 31, 2022 (Unaudited)
Financial assets:
Cash and due from banks	$18,566,567	$18,566,567	$18,566,567	$—	$—
Interest-bearing time deposits	735,000	735,000	735,000	—	—
Loans, net	79,882,224	73,738,129	—	—	73,738,129
FHLB Stock	668,700	668,700	—	668,700	—
Accrued interest receivable	339,531	339,531	339,531	—	—

Financial liabilities:
Deposits	106,106,479	105,653,072	73,062,072	—	32,591,000
Accrued interest payable	33	33	33	—	—

June 30, 2022
Financial assets:
Cash and due from banks	$36,711,842	$36,711,842	$36,711,842	$—	$—
Interest-bearing time deposits	1,470,000	1,470,000	1,470,000	—	—
Loans, net	77,710,188	73,828,181	—	—	73,828,181
FHLB Stock	1,012,900	1,012,900	—	1,012,900	—
Accrued interest receivable	219,195	219,195	219,195	—	—

Financial liabilities:
Deposits	109,990,209	109,936,154	74,773,154	—	35,163,000
Accrued interest payable	5	5	5	—	—

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

Management uses the same credit policies in granting lines of credit as it does for on-balance-sheet instruments.

Commitments outstanding at December 31, 2022 and June 30, 2022 were as follows:

	December 31,	June 30,
	2022	2022
	(Unaudited)

Commitments to originate loans	$80,000	$278,000
Undisbursed balance of loans closed	5,199,000	6,457,000

Total	$5,279,000	$6,735,000

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

In connection with the Company's initial public stock offering, the ESOP borrowed $1.5 million from the Company for the purpose of purchasing shares of the Company's common stock. A total of 153,834 shares were purchased with the loan proceeds. Accordingly, common stock acquired by the ESOP is shown as a reduction of shareholders' equity. The loan is expected to be repaid over a period of up to 20 years.

The annual contribution to the ESOP was made during the six months ended December 31, 2022, as loan payments are made annually on December 31st of each year. Compensation expense is recognized over the service period based on the average fair value of the shares and totaled $106,000 for the six months ended December 31, 2022. There was no ESOP compensation expense for the six months ended December 31, 2021.

At December 31, 2022, there were no shares allocated to participants. There were 7,692 shares committed to be released to participants and 146,142 unallocated shares. The fair value of unallocated ESOP shares totaled $2.0 million at December 31, 2022.

Note 9:Defined Benefit Plan

In the Company’s prospectus filed with the Securities and Exchange Commission, the Company disclosed the Bank’s intention to withdrawal from the defined benefit plan. On December 14, 2022, the Bank took action to withdrawal from the current multiemployer plan and transfer funds to a qualified successor plan in calendar year 2023. An estimate of the liability was made by a third-party firm in the amount of $930,000, which is reflected in the consolidated statements of operations for the three and six months ended December 31, 2022. The final termination and settlement of the withdrawal will not be determined until later in calendar year 2023. The difference in the amount recorded and the actual expense could be material.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of financial condition and results of operations is intended to assist in understanding VWF Bancorp, Inc.’s (“the Company”) consolidated financial condition at December 31, 2022 and consolidated results of operations for the six months ended December 31, 2022 and 2021. It should be read in conjunction with the unaudited consolidated financial statements and the related notes appearing in Part I, Item 1, of this Quarterly Report on Form 10-Q.

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

New President and Chief Executive Officer

As previously reported, the Company announced that Michael D. Cahill, CPA became a consultant to the Bank effective October 1, 2022. He served as a consultant for the remainder of the calendar year and the Company and Bank appointed him to serve as President and Chief Executive Officer effective January 1, 2023. He was also appointed as a director of the Company and Bank effective January 1, 2023.

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

Comparison of Financial Condition at December 31, 2022 and June 30, 2022

Total Assets. Total assets were $146.9 million at December 31, 2022, a decrease of $2.7 million, or 1.8%, from June 30, 2022. The decrease was primarily comprised of a decrease in cash and due from banks of $18.1 million, a decrease in interest-bearing time deposits of $735,000, which were partially offset by an increase in loans of $2.2 million and an increase in available-for-sale debt securities of $14.9 million.

Cash and Due from Banks. Cash and due from banks decreased by $18.1 million, or 49.4%, to $18.6 million at December 31, 2022 from $36.7 million at June 30, 2022. The decrease was due primarily to funding purchases of investment securities and loan growth.

Interest Bearing Time Deposits. Interest-bearing time deposits decreased by $735,000, or 50.0%, to $735,000 at December 31, 2022 from $1.5 million at June 30, 2022. Certificates of deposit maturing during the six months ended December 31, 2022 were not renewed as management invested the proceeds from these securities into higher yielding instruments.

Investment Securities. Investment securities increased $14.9 million, or 60.9%, to $39.4 million at December 31, 2022, from $24.5 million at June 30, 2022. Aggregate securities purchases of $17.4 million during the six months ended December 31, 2022, were partially offset by $1.7 million of calls, maturities and repayments as well as a $733,000 decline in fair value of the securities over the period. The yield on investment securities was 2.71% for the six months ended December 31, 2022, compared to 1.14% for the six months ended December 31, 2021, reflecting the increase in market interest rates during the period.

The $700,000 decline in the fair value of the investment securities was primarily attributable to the increases in market interest rates. As market interest rates increased, the fair value of the securities declined. The unrealized losses are recorded to shareholders’ equity, net of tax, as management has determined that there are no credit quality concerns with the issuers of the securities and there is no intent to sell the securities and, as a result, the fair value is expected to recover as the securities approach their maturity dates.

Net Loans. Net loans increased by $2.2 million, or 2.8%, to $79.9 million at December 31, 2022 from $77.7 million at June 30, 2022. During the six months ended December 31, 2022, loan originations totaled $8.0 million, comprised of $5.8 million of loans secured by one-to-four family residential real estate, $1.2 million secured by agricultural real estate, $234,000 of consumer loans and $783,000 of construction and land. Increases in loan balances reflect our strategy to grow our loan portfolio, continuing to focus primarily on owner-occupied one-to-four family residential real estate loans, while increasing our emphasis on commercial real estate loans and commercial and industrial loans. Management intends to continue to pursue growth in these loan segments in future periods.

Deposits. Deposits decreased by $3.9 million, or 3.5%, to $106.1 million at December 31, 2022 from $110.0 million at June 30, 2022. Core deposits (defined as all deposits other than certificates of deposit) decreased $1.7 million, or 2.3%, to $73.1 million at December 31, 2022 from $74.8 million at June 30, 2022. Certificates of deposit decreased $2.2 million, or 6.2%, to $33.0 million at December 31, 2022 from $35.2 million at June 30, 2022. The demand for new mortgage loans has decreased because of rising interest rates, reducing the need to increase deposits. Due to significant liquidity and capital, management allowed some deposit run off in the face of the rising rate environment. Management intends to concentrate its efforts of growth in consumer and business demand deposits.

Shareholders’ Equity. Shareholders’ equity increased $15.5 million, or 66.4%, to $38.9 million at December 31, 2022 from $23.4 million at June 30, 2022. The increase resulted from the $16.3 million net proceeds of the capital raised through the conversion, which was partially offset by a net loss for the six months ended December 31, 2022 of $338,000 and a $579,000 increase in accumulated other comprehensive loss, primarily due to net unrealized losses on available-for-sale securities caused by the increase in market interest rates during the period.

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

	For the Three Months Ended December 31,
	2022			2021
	Average			Average
	Outstanding		Yield/	Outstanding		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate

Interest-earning assets:
Loans	$83,749	$725	3.46%	$78,797	$682	3.46%
Investment securities	43,286	316	2.92	26,366	78	1.18
Interest-bearing deposits and other	17,408	169	3.88	22,814	25	0.44
Total interest-earning assets	144,443	1,211	3.35	127,977	785	2.45
Non-interest-earning assets	1,665			7,418
Allowance for loan losses	(223)			(223)
Total assets	$145,885			$135,172

Interest-bearing liabilities:
Interest-bearing demand	$25,841	$1	0.02%	$21,300	$1	0.02%
Savings accounts	45,377	7	0.06	45,368	2	0.02
Certificates of deposit	33,395	77	0.92	37,641	81	0.86
Total deposits	104,613	85	0.33	104,309	84	0.32
Borrowings	(17)	—	0.00	—	—	0.00
Total interest-bearing liabilities	104,596	85	0.32	104,309	84	0.32
Non-interest-bearing liabilities	18,489			5,457
Total liabilities	123,085			109,766
Equity	22,800			25,406
Total liabilities and equity	$145,885			$135,172

Net interest income		$1,126			$701
Net interest rate spread (1)			3.03%			2.13%
Net interest-earning assets (2)	$39,847			$23,668
Net interest margin (3)			3.12%			2.19%
Average interest-earning assets to interest-bearing liabilities	138.10%			122.69%

(1)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets.

Comparison of Operating Results for the Three Months Ended December 31, 2022 and 2021

General. The Company reported a net loss of $493,000 for the three months ended December 31, 2022, that exceeded the net loss reported for the three months ended December 31, 2021, by $321,000, or 187.0%, due primarily to a $835,000 increase in noninterest expense, which was partially offset by a $425,000 increase in net interest income and a $92,000 decrease in federal income tax expense.

Interest Income. Interest income increased $425,000, or 54.2%, to $1.2 million for the three months ended December 31, 2022, compared to $785,000 for the three months ended December 31, 2021. This increase was attributable to a $238,000, or 304.4%, increase in interest on investment securities, a $145,000, or 580.1%, increase in interest on interest-bearing deposits and other, and a $43,000, or 6.2% increase in interest on loans.

The average balance of loans during the three months ended December 31, 2022, increased by $4.9 million, or 6.3%, from the average balance for the three months ended December 31, 2021, while the average yield on loans stayed the same, at 3.46% for the three months ended December 31, 2022, and December 31, 2021.

The average balance of investment securities increased $16.9 million, or 64.2%, to $43.3 million for the three months ended December 31, 2022, from December 31, 2021, while the average yield on investment securities increased by 174 basis points to 2.92% for the three months ended December 31, 2022, from 1.18% for the three months ended December 31, 2021. This increase in yields resulted from the effects of management’s sale of lower yielding investments in December 2021 and purchases of higher yielding securities during the quarter ended September 30, 2022.

The average balance of other interest-bearing deposits, comprised of certificates of deposit in other financial institutions, overnight deposits and stock in the Federal Home Loan Bank, decreased $5.4 million, or 23.7%, for the three months ended December 31, 2022, and the average yield increased 344 basis points to 3.88% for the three months ended December 31, 2022, from 0.44% for the three months ended December 31, 2021 reflecting the rise in the interest rate environment.

Interest Expense. Total interest expense increased $1,000, or 0.6%, to $85,000 for the three months ended December 31, 2022, compared to $84,000 for the three months ended December 31, 2021. The increase was primarily due to a increase in the average cost of deposits to 0.33% for the three months ended December 31, 2022, from 0.32% for the three months ended December 31, 2021, reflecting how management has worked to manage the cost of deposits over the period as interest rates in the economy have been increasing in recent months, which was partially offset by an increase of $304,000, or 0.3%, in the average balance of deposits, to $104.6 million for the three months ended December 31, 2022, compared to $104.3 million for three months ended December 31, 2021.

Net Interest Income. Net interest income increased $425,000, or 60.6%, to $1.1 million for the three months ended December 31, 2022, compared to $701,000 for the three months ended December 31, 2021. The increase reflected an increase in the interest rate spread to 3.03% for the three months ended December 31, 2022, from 2.13% for the three months ended December 31, 2021. The net interest margin increased to 3.12% for the three months ended December 31, 2022, from 2.19% for the three months ended December 31, 2021.

Provision for Loan Losses. Based on an analysis of the factors described in “Critical Accounting Policies and Use of Critical Accounting Estimates – Allowance for Loan Losses,” management concluded that a provision for loan losses was not required for each of the three months ended December 31, 2022 and 2021. The allowance for loan losses was $223,000 at both December 31, 2022 and 2021 and represented 0.28% of total loans at December 31, 2022, and 0.29% of total loans at December 31, 2021. The determination over the adequacy of the allowance for loan losses was due primarily to the low balances of nonperforming loans, delinquent loans and no net charge-offs in both periods.

Total nonperforming loans were $267,000 at December 31, 2022, compared to $161,000 at December 31, 2021. Total loans past due greater than 30 days were $1.3 million and $1.5 million at those respective dates. As a percentage of nonperforming loans, the allowance for loan losses was 83.5% at December 31, 2022, compared to 138.2% at December 31, 2021.

The allowance for loan losses reflects the estimate management believes to be appropriate to cover incurred probable losses which were inherent in the loan portfolio at December 31, 2022 and 2021. While management believes the estimates and assumptions used in the determination of the adequacy of the allowance are reasonable, such estimates and assumptions could be proven incorrect in the future, and the actual amount of future provisions may exceed the amount of past provisions. Furthermore, as an integral part of its examination process, the OCC will periodically review our allowance for loan losses. The OCC may have judgments different than those of management, and we may determine to increase our allowance as a result of these regulatory reviews. Any material increase in the allowance for loan losses may adversely affect our financial condition and results of operations.

Non-Interest Income. Non-interest income decreased by $3,000, or 5.3%, to $52,000 for the three months ended December 31, 2022, compared to $55,000 for the three months ended December 31, 2021 due to normal fluctuations in the volume of fees on loans and deposits.

Noninterest Expense. Noninterest expense increased $835,000, or 85.9%, to $1.8 million for the three months ended December 31, 2022, compared to $1.0 million for the three months ended December 31, 2021. The increase reflects $56,000, or 16.1%, increase in salaries and employee benefits, a $147,000, or 430.0%, increase in professional services and a decrease of $291,000, or 100%, of loss on the sale of securities compared to the three month period ended December 31, 2021. The increase in professional services was due primarily to costs related to increased costs of operating and the reporting requirements of a public stock company. There was also a one-time charge of $930,000 during the period associated with withdrawing from the multiemployer plan.

Federal Income Taxes. Federal income taxes increased by $92,000, or 204.5%, to a $137,000 benefit for the three months ended December 31, 2022, compared to a $45,000 benefit for the three months ended December 31, 2021. The increase in the federal income tax provision was due primarily to a $412,000, or 190.6%, decrease in pretax net income.

	For the Six Months Ended December 31,
	2022			2021

	Average			Average
	Outstanding		Yield/	Outstanding		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate

Interest-earning assets:
Loans	$82,987	$1,412	3.40%	$78,370	$1,363	3.48%
Investment securities	37,728	511	2.71	27,317	156	1.14
Interest-bearing deposits and other	24,471	309	2.53	19,984	54	0.54
Total interest-earning assets	145,186	2,232	3.07	125,671	1,573	2.50
Non-interest-earning assets	4,007			7,397
Allowance for loan losses	(223)			(223)
Total assets	$148,970			$132,845

Interest-bearing liabilities:
Interest-bearing demand	$24,685	$1	0.01%	$19,685	$1	0.01%
Savings accounts	46,043	9	0.04	44,508	5	0.02
Certificates of deposit	33,930	146	0.86	37,982	173	0.91
Total deposits	104,658	156	0.30	102,175	179	0.35
Borrowings	12	—	0.00	—	—	0.00
Total interest-bearing liabilities	104,670	156	0.30	102,175	179	0.35
Non-interest-bearing liabilities	21,095			5,260
Total liabilities	125,765			107,435
Shareholders' Equity	23,205			25,410
Total liabilities and shareholders' equity	$148,970			$132,845

Net interest income		$2,076			$1,394
Net interest rate spread (1)			2.77%			2.15%
Net interest-earning assets (2)	$40,516			$23,496
Net interest margin (3)			2.86%			2.22%
Average interest-earning assets to interest-bearing liabilities	138.71%			123.00%
(4)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(5)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(6)	Net interest margin represents net interest income divided by average total interest-earning assets.

Comparison of Operating Results for the Six Months Ended December 31, 2022 and 2021

General. Net loss totaled $338,000 for the six months ended December 31, 2022, an increase of $230,000, or 213.6%, compared to a net loss of $108,000 for the six months ended December 31, 2021. The increase in net loss was primarily due to a $982,000 increase in noninterest expense, which was partially offset by a $682,000 increase in net interest income and a $73,000 decrease in federal income tax expense.

Interest Income. Interest income increased $659,000, or 41.9%, to $2.2 million for the six months ended December 31, 2022, compared to $1.6 million for the six months ended December 31, 2021. This increase was attributable to a $354,000, or 226.7%, increase in interest on investment securities, a $256,000, or 477.0%, increase in interest on interest-bearing deposits and other, and a $49,000, or 3.6% increase in interest on loans.

The average balance of loans during the six months ended December 31, 2022, increased by $4.6 million, or 5.9%, from the average balance for the six months ended December 31, 2021, while the average yield on loans decreased by 8 basis points to 3.40% for the six months ended December 31, 2022, from 3.48% for the six months ended December 31, 2021.

The decrease in average yield on reflects that the recent increases in market interest rates have only started to slowly impact the loan portfolio.

The average balance of investment securities increased $10.4 million, or 38.1%, to $37.7 million for the six months ended December 31, 2022, from $27.3 million for the six months ended December 31, 2021, while the average yield on investment securities increased by 157 basis points to 2.71% for the six months ended December 31, 2022, from 1.14% for the six months ended December 31, 2021. This increase in yields resulted from the effects of management’s sale of lower yielding investments in December 2021 and purchases of higher yielding securities during the quarter ended September 30, 2022.

The average balance of other interest-bearing deposits, comprised of certificates of deposit in other financial institutions, overnight deposits and stock in the Federal Home Loan Bank, increased $4.5 million, or 22.5%, for the six months ended December 31, 2022, and the average yield increased 199 basis points to 2.53% for the six months ended December 31, 2022, from 0.54% for the six months ended December 31, 2021 reflecting the rise in the interest rate environment.

Interest Expense. Total interest expense decreased $23,000, or 12.7%, to $156,000 for the six months ended December 31, 2022, from $179,000 for the six months ended December 31, 2021. The decrease was primarily due to a decrease in the average cost of deposits to 0.30% for the six months ended December 31, 2022, from 0.35% for the six months ended December 31, 2021, reflecting how management has worked to manage the cost of deposits over the period as interest rates in the economy have been increasing in recent months, which was partially offset by an increase of $2.5 million, or 2.4%, in the average balance of deposits, to $104.7 million for the six months ended December 31, 2022, compared to the six months ended December 31, 2021.

Net Interest Income. Net interest income increased $682,000, or 48.9%, to $2.1 million for the six months ended December 31, 2022, compared to $1.4 million for the six months ended December 31, 2021. The increase reflected an increase in the interest rate spread to 2.77% for the six months ended December 31, 2022, from 2.15% for the six months ended December 31, 2021. The net interest margin increased to 2.86% for the six months ended December 31, 2022, from 2.22% for the six months ended December 31, 2021.

Provision for Loan Losses. Based on an analysis of the factors described in “Critical Accounting Policies and Use of Critical Accounting Estimates – Allowance for Loan Losses,” management concluded that a provision for loan losses was not required for each of the six months ended December 31, 2022 and 2021. The allowance for loan losses was $223,000 at both December 31, 2022 and 2021 and represented 0.28% of total loans at December 31, 2022, and 0.29% of total loans at December 31, 2021. The determination over the adequacy of the allowance for loan losses was due primarily to the low balances of nonperforming loans, delinquent loans and no net charge-offs in both periods.

Total nonperforming loans were $267,000 at December 31, 2022, compared to $161,000 at December 31, 2021. Total loans past due greater than 30 days were $1.3 million and $1.5 million at those respective dates. As a percentage of nonperforming loans, the allowance for loan losses was 83.5% at December 31, 2022, compared to 138.2% at December 31, 2021.

The allowance for loan losses reflects the estimate management believes to be appropriate to cover incurred probable losses which were inherent in the loan portfolio at December 31, 2022 and 2021. While management believes the estimates and assumptions used in the determination of the adequacy of the allowance are reasonable, such estimates and assumptions could be proven incorrect in the future, and the actual amount of future provisions may exceed the amount of past provisions. Furthermore, as an integral part of its examination process, the OCC will periodically review our allowance for loan losses. The OCC may have judgments different than those of management, and we may determine to increase our allowance as a result of these regulatory reviews. Any material increase in the allowance for loan losses may adversely affect our financial condition and results of operations.

Non-Interest Income. Non-interest income decreased by $3,000, or 2.8%, to $106,000 for the six months ended December 31, 2022, compared to $109,000 for the six months ended December 31, 2021 due to normal fluctuations in the volume of fees on loans and deposits.

Noninterest Expense. Noninterest expense increased $982,000, or 59.8%, to $2.6 million for the six months ended December 31, 2022, compared to $1.6 million for the six months ended December 31, 2021. The increase reflects an $85,000, or 12.1%, increase in salaries and employee benefits, a $263,000, or 360.9%, increase in professional services and a decrease of $291,000, or 100%, of loss on the sale of securities compared to the six month period ended December 31, 2021. The increase in professional services was due primarily to costs related to increased costs of operating and the reporting requirements of a public stock company. There was also a one-time charge of $930,000 during the period associated with withdrawing from the multiemployer plan.

Federal Income Taxes. Federal income taxes increased by $73,000, or 194.1%, to a $110,000 benefit provision for the six months ended December 31, 2022, compared to a $37,000 benefit provision for the six months ended December 31, 2021. The increase in the federal income tax provision was due primarily to a $303,000, or 208.6%, decrease in pretax net income.

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, and proceeds from maturities of securities. We also have the ability to borrow from the Federal Home Loan Bank of Cincinnati. At December 31, 2022, we had no outstanding borrowings from the Federal Home Loan Bank of Cincinnati. At December 31, 2022, we had the capacity to borrow $46.2 million from the Federal Home Loan Bank of Cincinnati.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities. For further information, see the statements of cash flows contained in the financial statements appearing elsewhere in this Form 10-Q.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of maturing time deposits will be retained.

VWF Bancorp, Inc. is a separate legal entity from Van Wert Federal and must provide for its own liquidity to pay its operating expenses and other financial obligations. Its primary source of income is dividends received from Van Wert Federal. The amount of dividends that Van Wert Federal may declare and pay is governed by applicable bank regulations. At December 31, 2022, VWF Bancorp, Inc. (on a stand-alone, unconsolidated basis) had liquid assets of $7.5 million.

At December 31, 2022, Van Wert Federal’s Tier 1 leverage capital was $34.2 million, or 22.6% of adjusted assets. Accordingly, it was categorized as well-capitalized at December 31, 2022 under the “community bank leverage ratio” framework. Management is not aware of any conditions or events since the most recent notification that would change our category.

Off-Balance Sheet Arrangements. At December 31, 2022, we had $5.3 million of outstanding commitments to originate loans, $3.1 million of which represents the balance of remaining funds to be disbursed on construction loans in process. Certificates of deposit that are scheduled to mature in less than one year from December 31, 2022 totaled $13.7 million at December 31, 2022. Management expects that a substantial portion of the maturing certificates of deposit will be renewed. However, if a substantial portion of these deposits is not retained, we may utilize Federal Home Loan Bank of Cincinnati advances or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

Item 3.Quantitative and Qualitative Disclosures About Market Risk

Not applicable, as the Company is a smaller reporting company.

Item 4.Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of December 31, 2022. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Registrant’s disclosure controls and procedures were effective.

During the quarter ended December 31, 2022, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
101

The following materials for the quarter ended December 31, 2022, formatted in Inline XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) condensed Consolidated Statements of Changes in Shareholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VWF BANCORP, INC.

Date: February 14, 2023	/s/ Michael D. Cahill
Michael D. Cahill
President and Chief Executive Officer

Date: February 14, 2023	/s/ Kylee J. Moody
Kylee J. Moody
Treasurer and Chief Financial Officer