Form 10-Q
period 2023-03-31
VWF Bancorp, Inc.
filed 2023-05-15
CIK 1913838

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2023

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

There were 1,922,924 shares, par value $0.01 per share, of the registrant’s common stock issued and outstanding as of May 15, 2023.

VWF Bancorp, Inc.

Form 10-Q

Part I. – Financial Information

Item 1.Financial Statements

VWF Bancorp, Inc.

Condensed Consolidated Balance Sheets

March 31, 2023 and June 30, 2022

	March 31,	June 30,
	2023	2022
	(Unaudited)
Assets
Cash and due from banks	$24,495,645	$36,711,842
Interest-bearing time deposits	—	1,470,000
Available-for-sale debt securities	48,821,899	24,494,410
Loans, net of allowance for loan losses of $222,884 at March 31, 2023 and June 30, 2022	78,529,410	77,710,188
Premises and equipment	1,401,184	1,371,634
Federal Home Loan Bank stock	213,000	1,012,900
Bank owned life insurance	5,194,964	5,112,083
Accrued interest receivable	366,379	219,195
Other assets	777,603	1,460,297
Total assets	$159,800,084	$149,562,549

Liabilities and Shareholders' Equity

Liabilities
Deposits
Demand	$29,338,524	$26,037,580
Savings and money market	46,450,734	48,735,574
Time	43,822,945	35,217,055
Total deposits	119,612,203	109,990,209

Advances from borrowers for taxes and insurance	460,386	615,735
Stock subscription proceeds in escrow	—	15,315,230
Accrued interest payable and other liabilities	310,126	274,269
Total liabilities	120,382,715	126,195,443

Commitments and Contingencies

Shareholders' Equity
Preferred stock, $0.01 par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 14,000,000 shares authorized, 1,922,924 issued at March 31, 2023	19,229	—
Additional paid-in capital	17,875,071	—
Unearned ESOP	(1,461,422)	—
Retained earnings	25,213,816	25,461,865
Accumulated other comprehensive loss	(2,229,325)	(2,094,759)
Total shareholders' equity	39,417,369	23,367,106
Total liabilities and shareholders' equity	$159,800,084	$149,562,549

See Notes to Condensed Consolidated Financial Statements

VWF Bancorp, Inc.

Condensed Consolidated Statements of Operations

For the Three and Nine Months Ended March 31, 2023 and 2022

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2023	2022	2023	2022

	(Unaudited)		(Unaudited)
Interest Income
Loans	$713,572	$677,875	$2,125,558	$2,040,931
Investment securities	349,880	86,595	860,578	242,938
Interest-bearing deposits and other	241,433	20,360	550,789	73,979

Total interest income	1,304,885	784,830	3,536,925	2,357,848

Interest Expense
Deposits	160,571	74,683	316,752	253,692
Federal Home Loan Bank advances	—	—	22	1

Total interest expense	160,571	74,683	316,774	253,693

Net Interest Income	1,144,314	710,147	3,220,151	2,104,155

Provision for Loan Losses	—	—	—	—

Net Interest Income After Provision for Loan Losses	1,144,314	710,147	3,220,151	2,104,155

Noninterest Income
Bank owned life insurance	28,024	26,602	82,881	81,365
Other income	20,762	26,812	71,753	80,901
Total noninterest income	48,786	53,414	154,634	162,266

Noninterest Expense
Salaries and employee benefits	500,699	357,419	1,293,089	1,064,369
Pension plan withdrawal	121,820	—	1,051,820	—
Directors fees	44,000	35,000	114,000	130,500
Occupancy and equipment	111,523	50,384	224,872	140,411
Data processing fees	67,592	61,294	192,678	175,524
Franchise taxes	41,195	38,824	118,845	108,604
FDIC insurance premiums	9,000	8,400	27,900	24,700
Professional services	95,510	57,848	431,953	130,853
Loss on sale of investment securities	—	—	—	291,198
Other	115,179	88,900	281,241	280,006
Total noninterest expense	1,106,518	698,069	3,736,398	2,346,165

Income (Loss) before income taxes	86,582	65,492	(361,613)	(79,744)

Provision for income taxes (benefits)	(3,438)	5,840	(113,564)	(31,606)
Net Income (Loss)	$90,020	$59,652	$(248,049)	$(48,138)

Earnings (Loss) per share-basic and diluted	$0.05	N/A	$(0.15)	N/A
Weighted-average shares outstanding-basic and diluted	1,769,090	N/A	1,685,155	N/A

See Notes to Condensed Consolidated Financial Statements

VWF Bancorp, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

For the Three and Nine Months Ended March 31, 2023 and 2022

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2023	2022	2023	2022

	(Unaudited)		(Unaudited)
Net income (loss)	$90,020	$59,652	$(248,049)	$(48,138)

Other comprehensive income (loss):
Net unrealized gains (losses) on available-for-sale securities	562,701	(1,475,929)	(170,337)	(1,812,396)

Reclassification adjustment for realized loss on sale of securities	—	—	—	291,198

Tax (expense) benefit	(118,167)	309,945	35,771	319,452

Other comprehensive income (loss)	444,534	(1,165,984)	(134,566)	(1,201,746)

Comprehensive income (loss)	$534,554	$(1,106,332)	$(382,615)	$(1,249,884)

See Notes to Condensed Consolidated Financial Statements

VWF Bancorp, Inc.

Condensed Consolidated Statements of Changes in Shareholders’ Equity

For the Three and Nine Months Ended March 31, 2023 and 2022

					Accumulated
			Unearned		Other
	Common	Additional	ESOP	Retained	Comprehensive	Shareholders'
	Stock	Paid-in Capital	Shares	Earnings	Loss	Equity

	(Unaudited)
Balance at December 31, 2022	$19,229	$17,875,071	$(1,461,422)	$25,123,796	$(2,673,859)	$38,882,815

Net income	—	—	—	90,020	—	90,020

Other comprehensive income	—	—	—	—	444,534	444,534

Balance at March 31, 2023	$19,229	$17,875,071	$(1,461,422)	$25,213,816	$(2,229,325)	$39,417,369

Balance at December 31, 2021	$—	$—	$—	$25,363,218	$(110,794)	$25,252,424

Net income	—	—	—	59,652	—	59,652

Other comprehensive loss	—	—	—	—	(1,165,984)	(1,165,984)

Balance at March 31, 2022	$—	$—	$—	$25,422,870	$(1,276,778)	$24,146,092

Balance at July 1, 2022	$—	$—	$—	$25,461,865	$(2,094,759)	$23,367,106

Proceeds from issuance of shares	19,229	17,845,597	(1,538,339)	—	—	16,326,487

ESOP shares committed to be released	—	29,474	76,917	—	—	106,391

Net loss	—	—	—	(248,049)	—	(248,049)

Other comprehensive loss	—	—	—	—	(134,566)	(134,566)

Balance at March 31, 2023	$19,229	$17,875,071	$(1,461,422)	$25,213,816	$(2,229,325)	$39,417,369

Balance at July 1, 2021	$—	$—	$—	$25,471,008	$(75,032)	$25,395,976

Net loss	—	—	—	(48,138)	—	(48,138)

Other comprehensive loss	—	—	—	—	(1,201,746)	(1,201,746)

Balance at March 31, 2022	$—	$—	$—	$25,422,870	$(1,276,778)	$24,146,092

See Notes to Condensed Consolidated Financial Statements

VWF Bancorp, Inc.

Condensed Consolidated Statements of Cash Flows

For the Nine Months Ended March 31, 2023 and 2022

	Nine Months Ended
	March 31,
	2023	2022

	(Unaudited)
Operating Activities
Net loss	$(248,049)	$(48,138)
Items not requiring (providing) cash:
Depreciation and amortization	45,956	48,917
Amortization of premiums and discounts	47,657	63,956
Deferred income taxes	111,094	—
Provision for loan losses	—	—
Loss on sale of investment securities	—	291,198
Increase in cash surrender value of bank-owned life insurance	(82,881)	(81,365)
ESOP compensation expense	106,391	—
Changes in:
Accrued interest receivable	(147,184)	(39,294)
Other assets and liabilities	643,228	(531,716)

Net cash provided by (used in) operating activities	476,212	(296,442)

Investing Activities
Net change in interest-bearing time deposits	1,470,000	2,450,000
Purchases of available-for-sale securities	(27,426,997)	(11,594,684)
Proceeds from sales of available-for-sale securities	—	9,708,443
Proceeds from calls, maturities and paydowns of available-for-sale securities	2,881,515	3,329,514
Net change in loans	(819,222)	(4,280,012)
Purchase of premises and equipment	(75,507)	(11,031)
Proceeds from redemption of FHLB stock	799,900	—

Net cash used in investing activities	(23,170,311)	(397,770)

Financing Activities
Net increase in deposit accounts	9,621,994	11,251,431
Net change in advances by borrowers for taxes and insurance	(155,349)	(110,874)
Proceeds from issuance of common stock	1,011,257	—

Net cash provided by financing activities	10,477,902	11,140,557

Increase (decrease) in Cash and Cash Equivalents	(12,216,197)	10,446,345

Cash and Cash Equivalents, Beginning of Period	36,711,842	11,660,839

Cash and Cash Equivalents, End of Period	$24,495,645	$22,107,184

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Interest on deposits	$288,506	$253,677
Income taxes	—	30,000

Supplemental Disclosure of Noncash Financing Activities
Transfers from stock subscriptions to common stock and additional paid-in capital	$15,315,230	$—

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

Interim Financial Statements

The interim unaudited consolidated financial statements as of March 31, 2023, and for the three and nine months ended March 31, 2023 and 2022, are unaudited and reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. Such adjustments are the only adjustments contained in these unaudited consolidated financial statements. These unaudited consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission and, therefore, certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) have been omitted. The results of operations for the three and nine months ended March 31, 2023, are not necessarily indicative of the results to be achieved for the remainder of the year ending June 30, 2023, or any other period.

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

Earnings (Loss) Per Share

Basic earnings (loss) per share (“EPS”) excludes dilution and is calculated by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the period. Diluted EPS is computed in a manner similar to that of basic EPS except that the weighted-average number of common shares outstanding is increased to include the number of incremental common shares that would have been outstanding if all potentially dilutive common stock equivalents were issued during the period. The Company had no potentially dilutive stock equivalents at March 31, 2023. Unallocated common shares held by the Company’s Employee Stock Ownership Plan (“ESOP”) are shown as a reduction in shareholders’ equity and are excluded from weighted-average common shares outstanding for both basic and diluted EPS calculations until they are committed to be released.

The computation for the three and nine months ended March 31, 2023 is as follows:

	Three Months Ended	Nine Months Ended
	March 31, 2023	March 31, 2023
	(Unaudited)	(Unaudited)
Net income (loss)	$90,020	$(248,049)

Shares outstanding for basic and diluted loss per share:
Weighted-average shares issued	1,922,924	1,831,690
Less weighted-average unearned ESOP shares	(153,834)	(146,535)
Weighted-average shares outstanding - basic and diluted	1,769,090	1,685,155

Basic and diluted earnings (loss) per share	$0.05	$(0.15)

Note 2:Future Change in Accounting Principle

The FASB issued ASU No. 2016- 13, Financial Instruments—Credit Losses (Topic 326). The ASU introduced a new credit loss model, the current expected credit loss model (CECL), which requires earlier recognition of credit losses, while also providing additional transparency about credit risk.

The CECL model utilizes a lifetime “expected credit loss” measurement objective for the recognition of credit losses for loans, held-to-maturity securities and other receivables at the time the financial asset is originated or acquired. The expected credit losses are adjusted each period for changes in expected lifetime credit losses. For available-for-sale securities where fair value is less than cost, credit-related impairment, if any, will be recognized in an allowance for credit losses and adjusted each period for changes in expected credit risk. This model replaces the multiple existing impairment models, which generally require that a loss be incurred before it is recognized. The CECL model represents a significant change from existing practice and may result in material changes to the Company’s accounting for financial instruments. The Company is currently evaluating the quantitative impact the effect ASU 2016-13 will have on its financial statements and related disclosures. The Company will adopt ASU 2016-13 for the fiscal year beginning July 1, 2023, including interim periods within the fiscal year.

Note 3:Debt Securities

Debt securities held by the Company generally are classified and recorded in the financial statements as available for sale, with unrealized gains and losses excluded from earnings and reported in other comprehensive income (loss).

The amortized cost and fair values, together with gross unrealized gains and losses of securities, are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Approximate
	Cost	Gains	Losses	Fair Value

	(Unaudited)
Available-for-sale Securities:
March 31, 2023
U.S. Government agencies	$6,000,000	$—	$403,630	$5,596,370
Mortgage-backed Government
Sponsored Enterprises (GSEs)	30,734,474	76,915	1,702,123	29,109,266
Collateralized mortgage obligations (CMOs)	9,344,386	985	97,040	9,248,331
Subordinated debt	1,000,000	—	57,540	942,460
State and political subdivisions	4,564,923	—	639,451	3,925,472
	$51,643,783	$77,900	$2,899,784	$48,821,899

		Gross	Gross
	Amortized	Unrealized	Unrealized	Approximate
	Cost	Gains	Losses	Fair Value
Available-for-sale Securities:
June 30, 2022
U.S. Government agencies	$6,000,000	$—	$318,720	$5,681,280
Mortgage-backed Government
Sponsored Enterprises (GSEs)	17,022,130	8,405	1,629,577	15,400,958
State and political subdivisions	4,123,874	—	711,702	3,412,172
	$27,146,004	$8,405	$2,659,999	$24,494,410

The amortized cost and fair value of available-for-sale securities at March 31, 2023, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties:

	March 31, 2023
	Available-for-sale
	Amortized	Fair
	Cost	Value

	(Unaudited)
Within one year	$—	$—
One to five years	6,422,358	5,994,047
Five to ten years	3,140,101	2,816,304
After ten years	2,002,464	1,653,951
	11,564,923	10,464,302
Mortgage-backed GSE's and CMO's	40,078,860	38,357,597
Totals	$51,643,783	$48,821,899

The carrying value of securities pledged as collateral, to secure public deposits and for other purposes, was $7,259,000 and $4,652,000 at March 31, 2023 and June 30, 2022, respectively.

During the three and nine months ended March 31, 2023, the Company had no sales of available for sale securities.

Certain investments in debt securities are reported in the financial statements at an amount less than their historical cost. Total fair value of these investments at March 31, 2023 and June 30, 2022 was $33,942,000 and $22,517,000, which is approximately 69.5 percent and 91.9 percent, respectively, of the fair value of the Company’s total investment portfolio. These declines primarily resulted from changes in market interest rates.

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

The following tables show the Company’s investments’ gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment class and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2023 and June 30, 2022:

	March 31, 2023 (Unaudited)
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
U.S. Government agencies	$—	$—	$5,596,370	$403,630	$5,596,370	$403,630
Mortgage-backed Government
Sponsored Enterprises (GSEs)	5,731,038	59,353	10,914,142	1,642,770	16,645,180	1,702,123
Collateralized mortgage obligations	6,832,665	97,040	—	—	6,832,665	97,040
Subordinated debt	942,460	57,540	—	—	942,460	57,540
State and political subdivisions	452,450	3,062	3,473,022	636,389	3,925,472	639,451
Total temporarily impaired securities	$13,958,613	$216,995	$19,983,534	$2,682,789	$33,942,147	$2,899,784

	June 30, 2022
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
U.S. Government agencies	$5,681,280	$318,720	$—	$—	$5,681,280	$318,720
Mortgage-backed Government
Sponsored Enterprises (GSEs)	8,327,314	802,556	5,095,794	827,021	13,423,108	1,629,577
State and political subdivisions	1,856,557	347,775	1,555,615	363,927	3,412,172	711,702
Total temporarily impaired securities	$15,865,151	$1,469,051	$6,651,409	$1,190,948	$22,516,560	$2,659,999

U.S. Government Agencies, Subordinated Debt and State and Political Subdivisions

Unrealized losses on these securities have not been recognized into income because the issuers’ bonds are of high credit quality, values have only been impacted by changes in interest rates since the securities were purchased, and the Company has the intent and ability to hold the securities for the foreseeable future. The fair value is expected to recover as the bonds approach the maturity date. Because the decline in market value is attributable to changes in market interest rates, and not credit quality, and because the Company typically does not intend to sell the investments and it is not more likely than not the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at March 31, 2023.

Mortgage-backed GSE’s and Collateralized Mortgage Obligations

The unrealized losses on the Company’s investment in residential mortgage-backed securities were caused by changes in interest rates and illiquidity. The Company expects to recover the amortized cost basis over the term of the securities. Because the decline in market value is attributable to changes in market interest rates and illiquidity, and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at March 31, 2023.

Note 4:Loans and Allowance for Loan Losses

Categories of loans at March 31, 2023 and June 30, 2022 include:

	March 31,	June 30,
	2023	2022
	(Unaudited)
Real estate loans:
Commercial	$4,535,865	$5,136,407
Residential	66,142,526	65,638,154
Multifamily	698,710	718,911
Agricultural	4,231,078	3,450,672
Construction and land	4,030,598	6,006,613
Home equity line of credit (HELOC)	388,208	264,421
Commercial and industrial	546,605	339,094
Consumer	709,309	713,323
Total loans	81,282,899	82,267,595
Less:
Undisbursed loans in process	2,515,248	4,324,320
Net deferred loan fees	15,357	10,203
Allowance for loan losses	222,884	222,884
Net loans	$78,529,410	$77,710,188

The following tables present the activity in the allowance for loan losses based on portfolio segment for the three and nine months ended March 31, 2023 and 2022.

	Balance	Provision (credit)			Balance
	December 31, 2022	for loan losses	Charge-offs	Recoveries	March 31, 2023

	(Unaudited)
Real estate loans:
Commercial	$19,122	$(931)	$—	$—	$18,191
Residential	173,473	1,885	—	—	175,358
Multifamily	1,844	24	—	—	1,868
Agricultural	17,575	(606)	—	—	16,969
Construction and land	7,659	(422)	—	—	7,237
HELOC	1,018	20	—	—	1,038
Commercial and industrial	1,176	14	—	—	1,190
Consumer	1,017	16	—	—	1,033

Total	$222,884	$—	$—	$—	$222,884

	Balance	Provision (credit)			Balance
	June 30, 2022	for loan losses	Charge-offs	Recoveries	March 31, 2023

	(Unaudited)
Real estate loans:
Commercial	$20,643	$(2,452)	$—	$—	$18,191
Residential	177,830	(2,472)	—	—	175,358
Multifamily	1,926	(58)	—	—	1,868
Agricultural	13,868	3,101	—	—	16,969
Construction and land	5,477	1,760	—	—	7,237
HELOC	1,306	(268)	—	—	1,038
Commercial and industrial	709	481	—	—	1,190
Consumer	1,125	(92)	—	—	1,033

Total	$222,884	$—	$—	$—	$222,884

	Balance	Provision (credit)			Balance
	December 31, 2021	for loan losses	Charge-offs	Recoveries	March 31, 2022

	(Unaudited)
Real estate loans:
Commercial	$29,022	$1,018	$—	$—	$30,040
Residential	168,038	2,286	—	—	170,324
Multifamily	—	1,886	—	—	1,886
Agricultural	12,866	665	—	—	13,531
Construction and land	9,999	(5,923)	—	—	4,076
HELOC	983	(333)	—	—	650
Commercial and industrial	1,268	163	—	—	1,431
Consumer	708	238	—	—	946

Total	$222,884	$—	$—	$—	$222,884

	Balance	Provision (credit)			Balance
	June 30, 2021	for loan losses	Charge-offs	Recoveries	March 31, 2022

	(Unaudited)
Real estate loans:
Commercial	$27,506	$2,534	$—	$—	$30,040
Residential	176,498	(6,174)	—	—	170,324
Multifamily	—	1,886	—	—	1,886
Agricultural	8,334	5,197	—	—	13,531
Construction and land	7,723	(3,647)	—	—	4,076
HELOC	577	73	—	—	650
Commercial and industrial	1,437	(6)	—	—	1,431
Consumer	809	137	—	—	946

Total	$222,884	$—	$—	$—	$222,884

The following tables present the balance in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method as of March 31, 2023 and June 30, 2022:

	Allowance for loan losses		Loans
	Ending balance, evaluated for impairment		Ending balance, evaluated for impairment
	Individually	Collectively	Individually	Collectively

	(Unaudited)
March 31, 2023
Real estate loans:
Commercial	$—	$18,191	$—	$4,535,865
Residential	629	174,729	223,961	65,918,565
Multifamily	—	1,868	—	698,710
Agricultural	—	16,969	—	4,231,078
Construction and land	—	7,237	38,823	3,991,775
HELOC	—	1,038	—	388,208
Commercial and industrial	—	1,190	—	546,605
Consumer	—	1,033	—	709,309

Total	$629	$222,255	$262,784	$81,020,115

	Allowance for loan losses		Loans
	Ending balance, evaluated for impairment		Ending balance, evaluated for impairment
	Individually	Collectively	Individually	Collectively
June 30, 2022
Real estate loans:
Commercial	$—	$20,643	$—	$5,136,407
Residential	2,734	175,096	359,263	65,278,891
Multifamily	—	1,926	—	718,911
Agricultural	—	13,868	—	3,450,672
Construction and land	—	5477	—	6,006,613
HELOC	—	1,306	—	264,421
Commercial and industrial	—	709	—	339,094
Consumer	—	1,125	—	713,323

Total	$2,734	$220,150	$359,263	$81,908,332

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

Information regarding the credit quality indicators most closely monitored for other than residential real estate loans by class as of March 31, 2023 and June 30, 2022 follows:

			Special
	Pass	Monitor	Mention	Substandard	Doubtful	Total
March 31, 2023 (Unaudited)
Real estate loans:
Commercial	$4,387,450	$148,415	$—	$—	$—	$4,535,865
Multifamily	698,710	—	—	—	—	698,710
Agricultural	4,008,497	222,581	—	—	—	4,231,078
Construction and land	30,335	3,961,440	—	38,823	—	4,030,598
Commercial and industrial	546,605	—	—	—	—	546,605
Consumer	709,309	—	—	—	—	709,309

Total loans	$10,380,906	$4,332,436	$—	$38,823	$—	$14,752,165

June 30, 2022
Real estate loans:
Commercial	$4,963,148	$173,259	$—	$—	$—	$5,136,407
Multifamily	718,911	—	—	—	—	718,911
Agricultural	3,212,171	238,501	—	—	—	3,450,672
Construction and land	79,160	5,887,572	—	39,881	—	6,006,613
Commercial and industrial	304,607	34,487	—	—	—	339,094
Consumer	713,323	—	—	—	—	713,323

Total loans	$9,991,320	$6,333,819	$—	$39,881	$—	$16,365,020

The following tables present the credit risk profile of the Company’s residential real estate loan portfolio based on internal rating category and payment activity as of March 31, 2023 and June 30, 2022:

	Performing	Nonperforming	Total

March 31, 2023	(Unaudited)
Real estate loans:
Residential	$65,918,565	$223,961	$66,142,526
HELOC	388,208	—	388,208

Total	$66,306,773	$223,961	$66,530,734

	Performing	Nonperforming	Total
June 30, 2022
Real estate loans:
Residential	$65,412,572	$225,582	$65,638,154
HELOC	264,421	—	264,421

Total	$65,676,993	$225,582	$65,902,575

The Company evaluates the loan risk grading system definitions and allowance for loan losses methodology on an ongoing basis. No significant changes were made to either during the quarter ended March 31, 2023.

The following tables present the Company’s loan portfolio aging analysis of the recorded investment in loans as of March 31, 2023 and June 30, 2022:

	March 31, 2023
			Greater Than				Total Loans >
	30-59 Days	60-89 Days	90 Days	Total		Total Loans	90 Days &
	Past Due	Past Due	Past Due	Past Due	Current	Receivable	Accruing

	(Unaudited)
Real estate loans:
Commercial	$—	$—	$—	$—	$4,535,865	$4,535,865	$—
Residential	1,249,225	76,993	34,238	1,360,456	64,782,070	66,142,526	—
Multifamily	—	—	—	—	698,710	698,710	—
Agricultural	—	—	—	—	4,231,078	4,231,078	—
Construction and land	—	38,823	—	38,823	3,991,775	4,030,598	—
HELOC	—	—	—	—	388,208	388,208	—
Commercial and industrial	—	—	—	—	546,605	546,605	—
Consumer	—	—	—	—	709,309	709,309	—

Total	$1,249,225	$115,816	$34,238	$1,399,279	$79,883,620	$81,282,899	$—

	June 30, 2022
			Greater Than				Total Loans >
	30-59 Days	60-89 Days	90 Days	Total		Total Loans	90 Days &
	Past Due	Past Due	Past Due	Past Due	Current	Receivable	Accruing

Real estate loans:
Commercial	$—	$—	$—	$—	$5,136,407	$5,136,407	$—
Residential	—	89,856	217,019	306,875	65,331,279	65,638,154	133,681
Multifamily	—	—	—	—	718,911	718,911	—
Agricultural	—	—	—	—	3,450,672	3,450,672	—
Construction and land	—	—	—	—	6,006,613	6,006,613	—
HELOC	—	—	—	—	264,421	264,421	—
Commercial and industrial	—	—	—	—	339,094	339,094	—
Consumer	—	—	—	—	713,323	713,323	—

Total	$—	$89,856	$217,019	$306,875	$81,960,720	$82,267,595	$133,681

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement.

Information on impaired loans as of and for the nine months ended March 31, 2023 and as of and for the year ended June 30, 2022 is as follows:

	As of March 31, 2023
		Unpaid
	Recorded	Principal	Specific
	Balance	Balance	Allowance

	(Unaudited)
Loans without a specific valuation allowance:
Real estate
Residential	$163,007	$163,007	$—
Construction and land	38,823	38,823

Loans with a specific valuation allowance:
Real estate
Residential	60,954	60,954	629

Totals	$262,784	$262,784	$629

	As of June 30, 2022
		Unpaid
	Recorded	Principal	Specific
	Balance	Balance	Allowance

Loans without a specific valuation allowance:
Real estate
Residential	$296,204	$296,204	$—

Loans with a specific valuation allowance:
Real estate
Residential	63,059	63,059	2,734

Totals	$359,263	$359,263	$2,734

	Three Months Ended March 31,				Nine Months Ended March 31,
	2023		2022		2023		2022
	Average		Average		Average		Average
	Balance of	Interest	Balance of	Interest	Balance of	Interest	Balance of	Interest
	Impaired	Income	Impaired	Income	Impaired	Income	Impaired	Income
	Loans	Recognized	Loans	Recognized	Loans	Recognized	Loans	Recognized

	(Unaudited)				(Unaudited)
Loans without a specific valuation allowance:
Real estate
Residential	$204,386	$2,262	$158,807	$1,340	$205,646	$5,136	$170,932	$3,942
Construction and land	38,823	216			38,823	216

Loans with a specific valuation allowance:
Real estate
Residential	52,039	1,375	64,040	926	62,373	2,094	64,631	3,115

Totals	$295,248	$3,853	$222,847	$2,266	$306,842	7,446	$235,563	7,057

Nonaccrual loans as of March 31, 2023 and June 30, 2022 are as follows:

	March 31,	June 30,
	2023	2022
	(Unaudited)
Residential real estate loans	$223,961	$225,582
Construction and land	38,823	—

Total nonaccrual	$262,784	$225,582

There were no significant loans modified in a troubled debt restructuring during the nine months ended March 31, 2023 or for the year ended June 30, 2022. There were no troubled debt restructurings modified in the past 12 months that subsequently defaulted for the nine months ended March 31, 2023 or for the year ended June 30, 2022.

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

In April 2020, under the Coronavirus Aid, Relief, and Economic Security Act (CARES Act), the 9 percent leverage ratio threshold was temporarily reduced to 8 percent in response to the COVID-19 pandemic. The threshold increased to 8.5 percent in 2021 and returned to 9 percent in 2022. The Bank has elected to use the CBLR. The Bank’s CBLR was 22.69 percent and 17.54 percent as of March 31, 2023 and June 30, 2022, respectively. Management believes, as of March 31, 2023 and June 30, 2022, that the Bank met all capital adequacy requirements to which it is subject.

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

Recurring Measurements

The following table presents the fair value measurements of assets recognized in the accompanying balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2023 and June 30, 2022:

		Fair Value Measurements Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
	Fair	Identical Assets	Observable Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)

March 31, 2023 (Unaudited)
U.S. Government agencies	$5,596,370	$—	$5,596,370	$—
Mortgage-backed GSEs	29,109,266	—	29,109,266	—
Collateralized mortgage obligations	9,248,331	—	9,248,331	—
Subordinated debt	942,460	—	942,460	—
State and political subdivisions	3,925,472	—	3,925,472	—

June 30, 2022
U.S. Government agencies	$5,681,280	$—	$5,681,280	$—
Mortgage-backed GSEs	15,400,958	—	15,400,958	—
State and political subdivisions	3,412,172	—	3,412,172	—

Following is a description of the valuation methodologies used for assets measured at fair value on a recurring basis and recognized in the accompanying balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy. There are no liabilities measured at fair value on a recurring basis. There have been no significant changes in the valuation techniques during the nine months ended March 31, 2023 and for the year ended June 30, 2022.

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

The Company had no assets or liabilities measured at fair value on a nonrecurring basis at March 31, 2023 and June 30, 2022.

The estimated fair values of the Company’s financial instruments not carried at fair value on the consolidated balance sheets at March 31, 2023 and June 30, 2022 are as follows:

	Carrying	Fair	Fair Value Measurements Using
	Value	Value	(Level 1)	(Level 2)	(Level 3)
March 31, 2023 (Unaudited)
Financial assets:
Cash and due from banks	$24,495,645	$24,495,645	$24,495,645	$—	$—
Loans, net	78,529,410	72,111,698	—	—	72,111,698
FHLB Stock	213,000	213,000	—	213,000	—
Accrued interest receivable	366,379	366,379	366,379	—	—

Financial liabilities:
Deposits	119,612,203	119,313,258	75,789,258	—	43,524,000
Accrued interest payable	24	24	24	—	—

June 30, 2022
Financial assets:
Cash and due from banks	$36,711,842	$36,711,842	$36,711,842	$—	$—
Interest-bearing time deposits	1,470,000	1,470,000	1,470,000	—	—
Loans, net	77,710,188	73,828,181	—	—	73,828,181
FHLB Stock	1,012,900	1,012,900	—	1,012,900	—
Accrued interest receivable	219,195	219,195	219,195	—	—

Financial liabilities:
Deposits	109,990,209	109,936,154	74,773,154	—	35,163,000
Accrued interest payable	5	5	5	—	—

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

Management uses the same credit policies in granting lines of credit as it does for on-balance-sheet instruments.

Commitments outstanding at March 31, 2023 and June 30, 2022 were as follows:

	March 31,	June 30,
	2023	2022
	(Unaudited)

Commitments to originate loans	$5,855,000	$278,000
Undisbursed balance of loans closed	4,692,000	6,457,000

Total	$10,547,000	$6,735,000

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

The annual contribution to the ESOP was made during the six months ended December 31, 2022, as loan payments are made annually on December 31st of each year. Compensation expense is recognized over the service period based on the average fair value of the shares and totaled $135,000 for the nine months ended March 31, 2023. There was no ESOP compensation expense for the nine months ended March 31, 2022.

At March 31, 2023, there were no shares allocated to participants. There were 7,692 shares committed to be released to participants and 146,142 unallocated shares. The fair value of unallocated ESOP shares totaled $2.2 million at March 31, 2023.

Note 9:Defined Benefit Plan

Effective January 1, 2023, the Bank withdrew from the current multiemployer plan and transferred funds to a qualified successor plan. Expense incurred for the three and nine month periods ended March 31, 2023, relating to the withdrawal, is approximately $122,000 and $1,052,000, respectively, which is reflected in the consolidated statements of operations for the three and nine months ended March 31, 2023. The final termination and settlement of the withdrawal will not be determined until later in calendar year 2023. The difference in the amount recorded and the actual expense could be material. Effective April 19, 2023, the Board of Directors authorized and approved the termination of the Plan effective as of July 1, 2023. Estimated fair value of plan assets and benefit obligation at time of transfer to qualified successor plan were approximately $4,978,000 and $5,008,000, respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of financial condition and results of operations is intended to assist in understanding VWF Bancorp, Inc.’s (“the Company”) consolidated financial condition at March 31, 2023 and consolidated results of operations for the nine months ended March 31, 2023 and 2022. It should be read in conjunction with the unaudited consolidated financial statements and the related notes appearing in Part I, Item 1, of this Quarterly Report on Form 10-Q.

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

New Chief Financial Officer and Treasurer

On March 8, 2023, the Company and Bank appointed Richard W. Brackin, CPA, to serve as Chief Financial Officer and Treasurer effective April 17, 2023. Mr. Brackin had been affiliated with Forvis, LLP (formerly BKD, LLP) since September 2017.

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

Comparison of Financial Condition at March 31, 2023 and June 30, 2022

Total Assets. Total assets were $159.8 million at March 31, 2023, an increase of $10.2 million, or 6.8%, from June 30, 2022. The increase was largely the result of the company going public in July 2022, the proceeds of which were invested primarily in securities and cash. The company saw an increase in loans of $819,000 and an increase in available-for-sale debt securities of $24.3 million, which were partially offset by a decrease in cash and due from banks of $12.2 million and a decrease in interest-bearing time deposits of $1.5 million.

Cash and Due from Banks. Cash and due from banks decreased by $12.2 million, or 33.3%, to $24.5 million at March 31, 2023 from $36.7 million at June 30, 2022. The decrease was due primarily to funding purchases of investment securities and loan growth.

Interest Bearing Time Deposits. Interest-bearing time deposits were $0 at March 31, 2023, a decrease of 100.0%, or $1.5 million, from June 30, 2022. Certificates of deposit maturing during the nine months ended March 31, 2023 were not renewed as management invested the proceeds from these securities into higher yielding instruments.

Investment Securities. Investment securities increased $24.3 million, or 99.3%, to $48.8 million at March 31, 2023, from $24.5 million at June 30, 2022. Aggregate securities purchases of $27.4 million during the nine months ended March 31, 2023, were partially offset by $2.9 million of calls, maturities and repayments as well as a $170,000 decline in fair value of the securities over the period. The yield on investment securities was 3.21% for the nine months ended March 31, 2023, compared to 1.22% for the nine months ended March 31, 2022, reflecting the increase in market interest rates during the period. The increase in investment securities is part of a forward-looking investment strategy to increase the number of variable rate investments financed by fixed rate deposit instruments, such as brokered certificates of deposits noted in the deposit section below, which will ultimately provide a more balanced interest rate risk profile.

The $170,000 decline in the fair value of the investment securities was primarily attributable to the increases in market interest rates. As market interest rates increased, the fair value of the securities declined. The unrealized losses are recorded to shareholders’ equity, net of tax, as management has determined that there are no credit quality concerns with the issuers of the securities and there is no intent to sell the securities and, as a result, the fair value is expected to recover as the securities approach their maturity dates.

Net Loans. Net loans increased by $819,000, or 1.1%, to $78.5 million at March 31, 2023, from $77.7 million at June 30, 2022. During the nine months ended March 31, 2023, loan originations totaled $8.9 million, comprised of $6.4 million of loans secured by one-to-four family residential real estate, $1.2 million secured by agricultural real estate, $279,000 of consumer loans, $783,000 of construction and land, and $250,000 of commercial and industrial loans. Increases in loan balances reflect our strategy to grow our loan portfolio, continuing to focus primarily on owner-occupied one-to-four family residential real estate loans, while increasing our emphasis on commercial real estate loans and commercial and industrial loans. Management intends to continue to pursue growth in these loan segments in future periods.

Deposits. Deposits increased by $9.6 million, or 8.7%, to $119.6 million at March 31, 2023 from $110.0 million at June 30, 2022. Core deposits (defined as all deposits other than certificates of deposit) increased $1.0 million, or 1.4%, to $75.8 million at March 31, 2023 from $74.8 million at June 30, 2022. Certificates of deposit increased $8.6 million, or 24.4%, to $43.8 million at March 31, 2023 from $35.2 million at June 30, 2022, with the primary contributor to this increase being the addition of $10.1 million in brokered certificates of deposit added in March 2023 as part of the investment strategy noted in Investment Securities section above. The brokered certificates of deposit include the optionality to prepay if interest rates decrease.

Shareholders’ Equity. Shareholders’ equity increased $16.1 million, or 68.8%, to $39.5 million at March 31, 2023 from $23.4 million at June 30, 2022. The increase resulted from the $16.3 million net proceeds of the capital raised through the conversion, which was partially offset by a net loss for the nine months ended March 31, 2023 of $214,000 and a $135,000 increase in accumulated other comprehensive loss, primarily due to net unrealized losses on available-for-sale securities caused by the increase in market interest rates during the period.

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

	For the Three Months Ended March 31,
	2023			2022
	Average			Average
	Outstanding		Yield/	Outstanding		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate

Interest-earning assets:
Loans	$82,162	$714	3.48%	$83,340	$678	3.25%
Investment securities	43,331	350	3.23	25,354	87	1.37
Interest-bearing deposits and other	22,263	241	4.33	27,363	20	0.29
Total interest-earning assets	147,756	1,305	3.53	136,057	785	2.31
Non-interest-earning assets	3,665			6,749
Allowance for loan losses	(223)			(223)
Total assets	$151,198			$142,583

Interest-bearing liabilities:
Interest-bearing demand	$25,786	$23	0.36%	$24,527	$1	0.02%
Savings accounts	46,013	9	0.08	48,888	2	0.02
Certificates of deposit	35,832	129	1.44	36,535	72	0.79
Total deposits	107,631	161	0.60	109,950	75	0.27
Borrowings	—	—	0.00	—	—	0.00
Total interest-bearing liabilities	107,631	161	0.60	109,950	75	0.27
Non-interest-bearing liabilities	20,697			7,925
Total liabilities	128,328			117,875
Equity	22,870			24,708
Total liabilities and equity	$151,198			$142,583

Net interest income		$1,144			$710
Net interest rate spread (1)			2.93%			2.04%
Net interest-earning assets (2)	$40,125			$26,107
Net interest margin (3)			3.10%			2.09%
Average interest-earning assets to interest-bearing liabilities	137.28%			123.74%

(1)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets.

Comparison of Operating Results for the Three Months Ended March 31, 2023 and 2022

General. The Company reported net income of $90,000 for the three months ended March 31, 2023, an increase of $30,000, or 50.3%, compared to the net income of $60,000 for the three months ended March 31, 2022. The increase was due primarily to an increase in high yield, variable rate securities, as noted above in the Investment Securities section within the Comparison of Financial Condition, which greatly increased net interest income by $434,000. This was partially offset by a $86,000 increase in interest expense and a $408,000 increase in noninterest expense, which included certain one-time expenses as noted in the noninterest expense section below.

Interest Income. Interest income increased $520,000, or 66.3%, to $1.3 million for the three months ended March 31, 2023, compared to $785,000 for the three months ended March 31, 2022. This increase was attributable to a $263,000, or 304.0%, increase in interest on investment securities, a $221,000, or 1085.8%, increase in interest on interest-bearing deposits and other, and a $36,000, or 5.3% increase in interest on loans.

The average balance of loans during the three months ended March 31, 2023, decreased by $1.1 million, or 1.4%, from the average balance for the three months ended March 31, 2022, while the average yield on loans increased 23 basis points to 3.48% for the three months ended March 31, 2023, from 3.25% for the three months ended March 31, 2022.

The average balance of investment securities increased $17.9 million, or 70.9%, to $43.3 million for the three months ended March 31, 2023, from March 31, 2022, while the average yield on investment securities increased by 186 basis points to 3.23% for the three months ended March 31, 2023, from 1.37% for the three months ended March 31, 2022. This increase in yields resulted from the effects of management’s purchasing of higher yielding securities during the quarter ended March 31, 2023.

The average balance of other interest-bearing deposits, comprised of certificates of deposit in other financial institutions, overnight deposits and stock in the Federal Home Loan Bank, decreased $5.1 million, or 18.6%, for the three months ended March 31, 2023, and the average yield increased 404 basis points to 4.33% for the three months ended March 31, 2023, from 0.29% for the three months ended March 31, 2022 reflecting the rise in the interest rate environment.

Interest Expense. Total interest expense increased $86,000, or 115.0%, to $161,000 for the three months ended March 31, 2023, compared to $75,000 for the three months ended March 31, 2022. The increase was primarily due to an increase in the average cost of deposits to 0.60% for the three months ended March 31, 2023, from 0.27% for the three months ended March 31, 2022, reflecting how management has had to increase the offered rates to be competitive as interest rates in the economy have been increasing in recent months, which was partially offset by a decrease of $2.4 million, or 2.1%, in the average balance of deposits, to $107.6 million for the three months ended March 31, 2023, compared to $110.0 million for three months ended March 31, 2022.

Net Interest Income. Net interest income increased $434,000, or 61.1%, to $1.1 million for the three months ended March 31, 2023, compared to $710,000 for the three months ended March 31, 2022. The increase reflected an increase in the interest rate spread to 2.93% for the three months ended March 31, 2023, from 2.04% for the three months ended March 31, 2022. The net interest margin increased to 3.10% for the three months ended March 31, 2023, from 2.09% for the three months ended March 31, 2022.

Provision for Loan Losses. Based on an analysis of the factors described in “Critical Accounting Policies and Use of Critical Accounting Estimates – Allowance for Loan Losses,” management concluded that a provision for loan losses was not required for each of the three months ended March 31, 2023 and 2022. The allowance for loan losses was $223,000 at both March 31, 2023 and 2022 and represented 0.28% of total loans at March 31, 2023, and 0.27% of total loans at March 31, 2022. The determination over the adequacy of the allowance for loan losses was due primarily to the low balances of nonperforming loans, delinquent loans and no net charge-offs in both periods.

Total nonperforming loans were $263,000 at March 31, 2023, compared to $231,000 at March 31, 2022. Total loans past due greater than 30 days were $1.4 million and $12 million at those respective dates. As a percentage of nonperforming loans, the allowance for loan losses was 84.8% at March 31, 2023, compared to 96.4% at March 31, 2022.

The allowance for loan losses reflects the estimate management believes to be appropriate to cover incurred probable losses which were inherent in the loan portfolio at March 31, 2023 and 2022. While management believes the estimates and assumptions used in the determination of the adequacy of the allowance are reasonable, such estimates and assumptions could be proven incorrect in the future, and the actual amount of future provisions may exceed the amount of past provisions. Furthermore, as an integral part of its examination process, the OCC will periodically review our allowance for loan losses. The OCC may have judgments different than those of management, and we may determine to increase our allowance as a result of these regulatory reviews. Any material increase in the allowance for loan losses may adversely affect our financial condition and results of operations.

Non-Interest Income. Non-interest income decreased by $5,000, or 9.4%, to $49,000 for the three months ended March 31, 2023, due to normal fluctuations in the volume of fees on loans and deposits.

Noninterest Expense. Noninterest expense increased $408,000, or 58.4%, to $1.1 million for the three months ended March 31, 2023, compared to $698,000 for the three months ended March 31, 2022. The increase reflects a $143,000, or 40.0%, increase in salaries and employee benefits and an increase of $61,000, or 121.3%, in occupancy and equipment, which also included a one-time expense of $28,000 for BankOnIT installation fees. These were a direct result of adding new staff, technology, and equipment as we position ourselves for future growth. There was a $38,000, or 65.7%, increase in professional services related to increased costs of operating and the reporting requirements of a public stock company. There was a one-time expense of $122,000 for pension plan withdrawal expenses associated with withdrawing from the multiemployer plan compared to the three month period ended March 31, 2022.

Federal Income Taxes. Federal income taxes decreased by $9,000, or 158.9%, to a $3,000 benefit for the three months ended March 31, 2023, compared to a $6,000 expense for the three months ended March 31, 2022.

	For the Nine Months Ended March 31,
	2023			2022

	Average			Average
	Outstanding		Yield/	Outstanding		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate

Interest-earning assets:
Loans	$82,635	$2,125	3.42%	$80,170	$2,041	3.39%
Investment securities	35,723	861	3.21	26,517	243	1.22
Interest-bearing deposits and other	24,089	551	3.04	22,780	74	0.43
Total interest-earning assets	142,447	3,537	3.30	129,467	2,358	2.43
Non-interest-earning assets	10,271			7,104
Allowance for loan losses	(223)			(223)
Total assets	$152,495			$136,348

Interest-bearing liabilities:
Interest-bearing demand	$25,081	$24	0.13%	$21,572	$2	0.01%
Savings accounts	46,148	18	0.05	46,115	7	0.02
Certificates of deposit	34,779	275	1.05	37,442	245	0.87
Total deposits	106,008	317	0.40	105,129	254	0.32
Borrowings	9	—	0.00	—	—	0.00
Total interest-bearing liabilities	106,017	317	0.40	105,129	254	0.32
Non-interest-bearing liabilities	23,122			6,139
Total liabilities	129,139			111,268
Shareholders' Equity	23,356			25,080
Total liabilities and shareholders' equity	$152,495			$136,348

Net interest income		$3,220			$2,104
Net interest rate spread (1)			2.91%			2.11%
Net interest-earning assets (2)	$36,430			$24,338
Net interest margin (3)			3.01%			2.17%
Average interest-earning assets to interest-bearing liabilities	134.36%			123.15%
(4)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(5)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(6)	Net interest margin represents net interest income divided by average total interest-earning assets.

Comparison of Operating Results for the Nine Months Ended March 31, 2023 and 2022

General. The Company reported a net loss of $248,000 for the nine months ended March 31, 2023, that exceeded the net loss reported for the nine months ended March 31, 2022, by $200,000, or 415.5%. The increase in net loss was primarily due to a $1.4 million increase in noninterest expense, which included certain one-time expenses as noted in the noninterest expense section below, and was partially offset by a $1.1 million increase in net interest income which was a result of an increase in high yield, variable rate securities, as noted above in the Investment Securities section within the Comparison of Financial Condition, and a $82,000 decrease in federal income tax expense.

Interest Income. Interest income increased $1.2 million, or 50.0%, to $3.5 million for the nine months ended March 31, 2023, compared to the nine months ended March 31, 2022. This increase was attributable to a $618,000, or 254.2%, increase in interest on investment securities, a $477,000, or 644.5%, increase in interest on interest-bearing deposits and other, and a $85,000, or 4.1% increase in interest on loans.

The average balance of loans during the nine months ended March 31, 2023, increased by $2.4 million, or 3.1%, from the average balance for the nine months ended March 31, 2022, while the average yield on loans increased by 3 basis points to 3.42% for the nine months ended March 31, 2023, from 3.39% for the nine months ended March 31, 2022.

The increase in average yield reflects the increases in market interest rates impacting the loan portfolio.

The average balance of investment securities increased $9.2 million, or 34.7%, to $35.7 million for the nine months ended March 31, 2023, from $26.5 million for the nine months ended March 31, 2022, while the average yield on investment securities increased by 199 basis points to 3.21% for the nine months ended March 31, 2023, from 1.22% for the nine months ended March 31, 2022. This increase in yields resulted from the effects of management’s purchasing of higher yielding securities during the nine months ended March 31, 2023.

The average balance of other interest-bearing deposits, comprised of certificates of deposit in other financial institutions, overnight deposits and stock in the Federal Home Loan Bank, increased $1.3 million, or 5.7%, for the nine months ended March 31, 2023, and the average yield increased 261 basis points to 3.04% for the nine months ended March 31, 2023, from 0.43% for the nine months ended March 31, 2022 reflecting the rise in the interest rate environment.

Interest Expense. Total interest expense increased $63,000, or 24.9%, to $317,000 for the nine months ended March 31, 2023, from $254,000 for the nine months ended March 31, 2022. The increase was primarily due to an increase in the average cost of deposits to 0.40% for the nine months ended March 31, 2023, from 0.32% for the nine months ended March 31, 2022, reflecting how management has had to increase the offered rates to be competitive as interest rates in the economy have been increasing in recent months and an increase of $900,000, or 0.8%, in the average balance of deposits, to $106.0 million for the nine months ended March 31, 2023, compared to $105.1 million for the nine months ended March 31, 2022, as Management has aggressively tried to maintain and grow deposits.

Net Interest Income. Net interest income increased $1.1 million, or 53.0%, to $3.2 million for the nine months ended March 31, 2023, compared to $2.1 million for the nine months ended March 31, 2022. The increase reflected an increase in the interest rate spread to 2.91% for the nine months ended March 31, 2023, from 2.11% for the nine months ended March 31, 2022. The net interest margin increased to 3.01% for the nine months ended March 31, 2023, from 2.17% for the nine months ended March 31, 2022.

Provision for Loan Losses. Based on an analysis of the factors described in “Critical Accounting Policies and Use of Critical Accounting Estimates – Allowance for Loan Losses,” management concluded that a provision for loan losses was not required for each of the nine months ended March 31, 2023 and 2022. The allowance for loan losses was $223,000 at both March 31, 2023 and 2022 and represented 0.28% of total loans at March 31, 2023, and 0.27% of total loans at March 31, 2022. The determination over the adequacy of the allowance for loan losses was due primarily to the low balances of nonperforming loans, delinquent loans and no net charge-offs in both periods.

Total nonperforming loans were $263,000 at March 31, 2023, compared to $231,000 at March 31, 2022. Total loans past due greater than 30 days were $1.4 million and $1.2 million at those respective dates. As a percentage of nonperforming loans, the allowance for loan losses was 84.8% at March 31, 2023, compared to 96.4% at March 31, 2022.

The allowance for loan losses reflects the estimate management believes to be appropriate to cover incurred probable losses which were inherent in the loan portfolio at March 31, 2023 and 2022. While management believes the estimates and assumptions used in the determination of the adequacy of the allowance are reasonable, such estimates and assumptions could be proven incorrect in the future, and the actual amount of future provisions may exceed the amount of past provisions. Furthermore, as an integral part of its examination process, the OCC will periodically review our allowance for loan losses. The OCC may have judgments different than those of management, and we may determine to increase our allowance as a result of these regulatory reviews. Any material increase in the allowance for loan losses may adversely affect our financial condition and results of operations.

Non-Interest Income. Non-interest income decreased by $8,000, or 4.7%, to $155,000 for the nine months ended March 31, 2023, due to normal fluctuations in the volume of fees on loans and deposits.

Noninterest Expense. Noninterest expense increased $1.4 million, or 59.2%, to $3.7 million for the nine months ended March 31, 2023, compared to $2.3 million for the nine months ended March 31, 2022. The increase reflects a $229,000, or 21.5%, increase in salaries and employee benefits and an increase of $84,000, or 59.8%, in occupancy and equipment, which also included a one-time expense of $28,000 for BankOnIT installation fees. These were a direct result of adding new staff, technology, and equipment as we position ourselves for future growth. There was a $301,000, or 230.1%, increase in professional services due primarily to increased costs of operating and the reporting requirements of a public stock company, a decrease of $291,000, or 100%, of loss on the sale of securities compared to the nine month period ended March 31, 2022. There was a one-time expense of $1.1 million for pension plan withdrawal expenses associated with withdrawing from the multiemployer plan compared to the nine month period ended March 31, 2022.

Federal Income Taxes. Federal income taxes increased by $82,000, or 259.3%, to a $114,000 benefit provision for the nine months ended March 31, 2023, compared to a $32,000 benefit provision for the nine months ended March 31, 2022. The increase in the federal income tax provision was due primarily to a $282,000, or 353.6%, decrease in pretax net income.

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, and proceeds from maturities of securities. We also have the ability to borrow from the Federal Home Loan Bank of Cincinnati. At March 31, 2023, we had no outstanding borrowings from the Federal Home Loan Bank of Cincinnati. At March 31, 2023, we had the capacity to borrow $45.4 million from the Federal Home Loan Bank of Cincinnati. We are currently in the process of applying for access to the Bank Term Funding Program through the Federal Reserve Bank of Cleveland. This program offers loans of up to one year in length by pledging any collateral eligible for purchase by the Federal Reserve Banks in open market conditions, such as U.S. Treasuries, U.S. agency securities, and U.S. agency mortgage-backed securities, which are valued at par. This would provide the bank with additional liquidity in excess of $30 million.

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

VWF Bancorp, Inc. is a separate legal entity from Van Wert Federal and must provide for its own liquidity to pay its operating expenses and other financial obligations. Its primary source of income is dividends received from Van Wert Federal. The amount of dividends that Van Wert Federal may declare and pay is governed by applicable bank regulations. At March 31, 2023, VWF Bancorp, Inc. (on a stand-alone, unconsolidated basis) had liquid assets of $7.4 million.

At March 31, 2023, Van Wert Federal’s Tier 1 leverage capital was $34.2 million, or 22.7% of adjusted assets. Accordingly, it was categorized as well-capitalized at March 31, 2023 under the “community bank leverage ratio” framework. Management is not aware of any conditions or events since the most recent notification that would change our category.

Off-Balance Sheet Arrangements. At March 31, 2023, we had $10.5 million of outstanding commitments to originate loans, $2.3 million of which represents the balance of remaining funds to be disbursed on construction loans in process. Certificates of deposit that are scheduled to mature in less than one year from March 31, 2023 totaled $11.0 million at March 31, 2023. Management expects that a substantial portion of the maturing certificates of deposit will be renewed. However, if a substantial portion of these deposits is not retained, we may utilize Federal Home Loan Bank of Cincinnati advances or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

Item 3.Quantitative and Qualitative Disclosures About Market Risk

Not applicable, as the Company is a smaller reporting company.

Item 4.Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2023. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Registrant’s disclosure controls and procedures were effective.

During the quarter ended March 31, 2023, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.Defaults Upon Senior Securities

Not applicable.

Item 4.Mine Safety Disclosures

Not applicable.

Item 5.Other Information

Not applicable.

Item 6.Exhibits

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101

The following materials for the quarter ended March 31, 2023, formatted in Inline XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) Condensed Consolidated Statements of Changes in Shareholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101)

*	Filed concurrently herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VWF BANCORP, INC.

Date: May 15, 2023	/s/ Michael D. Cahill
Michael D. Cahill
President and Chief Executive Officer

Date: May 15, 2023	/s/ Richard W. Brackin
Richard W. Brackin
Treasurer and Chief Financial Officer