Form 10-K
period 2023-06-30
VWF Bancorp, Inc.
filed 2023-10-06
CIK 1913838

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2023

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

Registrant’s telephone number, including area code: (419) 238-9662

Securities registered pursuant to Section 12(b) of the Act: None

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
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes   ☐   No   ⌧

The aggregate market value of the voting stock held by non-affiliates of the registrant computed by reference to the price at which the common stock was last sold as of December 31, 2022, was approximately $17.9 million.  Registrant has no non-voting shares.  For purposes of this calculation, shares of common stock held by directors, officers and 5% stockholders known to the registrant have been deemed to be owned by affiliates, but this should not be construed as an admission that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant or that such person is controlled by or under common control with the registrant.

As of October 6, 2023, 1,922,924 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Definitive Proxy Statement for the 2023 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

EXPLANATORY NOTE

Effective July 13, 2022, VWF Bancorp, Inc. (the “Company,” “we” or “us”) became the savings and loan holding company for Van Wert Federal Savings Bank (“Van Wert Federal” or the “Bank”) in connection with the Bank’s conversion from the mutual form of organization to the stock form of organization. As of June 30, 2022, the conversion transaction had not been completed and the Company had no assets or liabilities and had not conducted any business activities other than organizational activities. Accordingly, financial and other information contained in this Annual Report as of, and for the year ended June 30, 2022 relates primarily to the Bank.

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

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

●	conditions relating to the COVID-19 pandemic, including the severity and duration of the associated economic slowdown either nationally or in our market areas, that are worse than expected;
●	general economic conditions, either nationally or in our market areas, that are worse than expected;
●	changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for loan and lease losses;
●	our ability to access cost-effective funding;
●	fluctuations in real estate values and in the conditions of the residential real estate, commercial real estate, and agricultural real estate markets;
●	demand for loans and deposits in our market area;
●	our ability to implement and change our business strategies;
●	competition among depository and other financial institutions;
●	inflation and changes in the interest rate environment that reduce our margins and yields, the fair value of our financial instruments, or our level of loan originations, or increase the level of defaults, losses and prepayments within our loan portfolio;
●	adverse changes in the securities markets;

●	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees, capital requirements and insurance premiums;
●	changes in the quality or composition of our loan or investment portfolios;
●	technological changes that may be more difficult or expensive than expected;
●	the inability of third-party providers to perform as expected;
●	a failure or breach of our operational or information security systems or infrastructure, including cyberattacks;
●	our ability to manage market risk, credit risk and operational risk;
●	our ability to enter new markets successfully and capitalize on growth opportunities;
●	changes in consumer spending, borrowing and savings habits;
●	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission or the Public Company Accounting Oversight Board;
●	our ability to retain key employees;
●	material weakness or significant deficiency in our internal controls over financial reporting; and
●	changes in the financial condition, results of operations or future prospects of issuers of securities that we own.

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

New President and Chief Executive Officer

As previously reported, the Company announced that Michael D. Cahill, CPA, became a consultant to the Bank effective October 1, 2022. He served as a consultant for the remainder of the calendar year and the Company and Bank appointed him to serve as President and Chief Executive Officer effective January 1, 2023. He was also appointed as a director of the Company and Bank effective January 1, 2023.

New Chief Financial Officer and Treasurer

As previously reported, on March 8, 2023, the Company and Bank appointed Richard W. Brackin, CPA, to serve as Chief Financial Officer and Treasurer effective April 17, 2023.

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

Competition

We face strong competition within our primary market area of Van Wert County both in making loans and attracting retail deposits. Our market area includes large money center and regional banks, community banks and savings institutions, and credit unions. We also face competition for loans from mortgage banking firms, consumer finance companies, credit unions, and fintech companies and, with respect to deposits, from money market funds, brokerage firms, mutual funds and insurance companies. At June 30, 2023 (the most recent date for which FDIC data is publicly available), we were ranked 1st among the eight FDIC-insured financial institutions with offices in Van Wert County, with a market share of deposits of 19.14%.

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

Commercial real estate loans and commercial and industrial loans have not historically comprised a significant portion of our total loan portfolio. While we expect that one- to four-family residential real estate lending will continue to be an emphasis of our lending operations, we intend to increase our emphasis on commercial real estate loans and commercial and industrial loans in an effort to increase the yield on our loan portfolio and diversify our loan portfolio.

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio by type of loan at the dates indicated. There were no loans held-for-sale at any date indicated.

	At June 30,
	2023		2022
	Amount	Percent	Amount	Percent

	(Dollars in thousands)
Real estate loans:
Commercial real estate	$6,010	6.7%	$5,136	6.2%
Residential real estate	65,857	73.4	65,638	79.8
Multifamily	688	0.8	719	0.9
Agricultural real estate	4,045	4.5	3,451	4.2
Construction and land	8,567	9.5	6,007	7.3
Home equity line of credit	355	0.4	264	0.3
Commercial and industrial	3,399	3.8	339	0.4
Consumer	801	0.9	713	0.9
Total loans	89,722	100.00%	82,267	100.00%

Less:
Undisbursed loans in process	8,203		4,324
Net deferred loan costs, premium and discounts	48		10
Allowance for loan losses	263		223
Total loans receivable, net	$81,208		$77,710

Contractual Maturities. The following table sets forth the contractual maturities of our total loan portfolio at June 30, 2023. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less. Because the tables present contractual maturities and do not reflect repricing or the effect of prepayments, actual maturities may differ.

							Home
						Commercial	Equity
	Commercial	Residential	Multifamily	Agricultural	Construction	and	Lines of
	Real Estate	Real Estate	Real Estate	Real Estate	and Land	Industrial	Credit	Consumer	Total

	(In thousands)
Due During the Years Ending June 30,
2024	$29	$7	$—	$—	$38	$2,400	$—	$2	$2,476
2025	862	81	—	—	2,200	—	—	35	3,178
2026	—	225	—	—	4,500	605	—	88	5,418
2027 to 2028	420	882	—	193	28	—	—	380	1,903
2029 to 2033	1,926	8,080	—	—	—	394	—	296	10,696
2034 to 2038	955	16,364	—	572	726	—	112	—	18,729
2039 and beyond	1,818	40,218	688	3,280	1,075	—	243	—	47,322
Total	$6,010	$65,857	$688	$4,045	$8,567	$3,399	$355	$801	$89,722

The following table sets forth our fixed and adjustable-rate loans at June 30, 2023 that are contractually due after June 30, 2024.

	Due After June 30, 2024
	Fixed	Adjustable	Total

	(In thousands)
Real estate loans:
Commercial real estate	$2,488	$3,522	$6,010
Residential real estate	55,705	10,152	65,857
Multifamily	688	—	688
Agricultural real estate	3,391	654	4,045
Construction and land	3,709	4,858	8,567
Home equity lines of credit (HELOC)	355	—	355
Commercial and industrial loans	2,529	870	3,399
Consumer loans	801	—	801
Total loans	$69,666	$20,056	$89,722

Residential Mortgage Lending. At June 30, 2023 we had $65.8 million of loans secured by residential real estate, or 73.4% of total loans. The significant majority of our one- to four-family residential real estate loans are secured by properties located in our primary market area. At June 30, 2023, $2.4 million, or 3.6% of residential mortgage loans, were secured by non-owner occupied properties. Approximately one-quarter of that amount represent loans secured by properties occupied by a family member of the borrower.

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

At June 30, 2023, multi-family residential mortgage loans was an immaterial portion of our loan portfolio.

Commercial Real Estate Loans. At June 30, 2023, we had $6.0 million in commercial real estate loans, or 6.7% of total loans. Our commercial real estate loans are generally secured primarily by owner-occupied properties including warehouses and offices. We generally do not originate commercial loans secured by strip shopping malls or restaurants. Substantially all of our commercial real estate loans are adjustable rate loans with the interest rate tied to the National Average Contract Mortgage Rate. The interest rate is fixed for the initial term of five years, and then adjusts yearly thereafter. Commercial real estate loans generally have terms up to 20 years. We generally limit the loan-to-value ratios of our commercial mortgage loans to 80% (75% for non-owner occupied properties) of the purchase price or appraised value, whichever is lower.

At June 30, 2023, our largest commercial real estate loan was for $849,000, none of which had been disbursed.

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

Agricultural Real Estate Loans. At June 30, 2023, we had $4.0 million in agricultural real estate loans, or 4.5% of total loans. These loans are secured by agricultural land. The interest rate is fixed for the initial term of five or seven years, and then adjusts yearly thereafter. Agricultural real estate loans generally have terms up to 25 years. We generally limit the loan-to-value ratios of our agricultural real estate loans to 75% of the purchase price or appraised value, whichever is lower.

At June 30, 2023, our largest agricultural real estate loan had an outstanding balance of $760,000. At June 30, 2023, this loan was performing according to its original terms.

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

Construction and Land Loans. At June 30, 2023, we had $8.6 million in construction and land loans, or 9.5% of total loans. We make residential construction loans, primarily to individuals for the construction of their primary residences and to contractors and builders of single-family homes. We generally work with a limited number of builders with whom we have had a successful track record. We do not make speculative residential construction loans, which are construction loans to a builder where there is not a contract in place for the purchase of the home at the time the construction loan is originated. Our residential construction loans are structured as construction/permanent loans where after a one year construction period the loan converts to a permanent residential mortgage loan. Our residential construction loans are underwritten to the same guidelines for permanent residential mortgage loans. At June 30, 2023, our largest residential construction loan was for $576,000, of which $308,000 has been disbursed.

We make commercial construction loans, which are structured as construction/permanent loans where after a one year construction period the loan converts to a permanent commercial mortgage loan. Our commercial construction loans are underwritten to the same guidelines for commercial mortgage loans. At June 30, 2023, our largest commercial construction loan was for $4.5 million (representing a 16% participation interest), none of which had been dispersed.

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

Commercial and Industrial Loans. At June 30, 2023, commercial and industrial loans amounted to $3.3 million, or 3.8% of total loans. Commercial and industrial loans include both term loans and lines of credit. Term loans are generally fixed rate, five year balloon loans with generally 15-year amortization schedules. Lines of credit are based on the prime rate and with terms of 18 to 24 months. These loans are generally secured by business assets, such as equipment and accounts receivable. Depending on the collateral used to secure the loans, commercial loans are made in amounts of up to 90% of the value of the collateral securing the loan.

When making commercial loans, we consider the financial statements of the borrower, our lending history with the borrower, the debt service capabilities and global cash flows of the borrower and other guarantors, the projected cash flows of the business and the value of the collateral, accounts receivable, inventory and equipment.

At June 30, 2023, our largest commercial and industrial loan totaled $2.0 million and is secured by a UCC filing on all business assets. At June 30, 2023, this loan was performing according to its original terms.

Home Equity Lines of Credit. At June 30, 2023, the outstanding balance of home equity lines of credit was $355,000, or 0.4% of total loans. The interest rate for home equity lines of credit are based on the prime rate. There is a 10 year draw period followed by a 10 year repayment period. The loan to value ratio is generally up to 80%, taking into account any superior mortgage on the collateral property. Generally, all applicants for a home equity line of credit are required to have a FICO credit score of at least 720.

Consumer Loans. At June 30, 2023, consumer loans were $801,000, or 0.9% of total loans. Our consumer loan portfolio generally consists of loans secured predominately by automobiles and trucks (new and used), trailers, and other consumer assets. Consumer loans have fixed interest rates and terms up to five years, with loan to value ratios up to 90%.

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

At June 30, 2023, our largest purchased participation interest had an outstanding balance of $4.5 million, representing a 16% participation interest in a $28.0 million commercial construction loan to construct a 240-unit market rate apartment complex in West Lafayette, Indiana, none of which had been dispersed at June 30, 2023.

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

By law, the aggregate amount of loans that we are permitted to make to any one borrower or a group of related borrowers is generally limited to 15% of Van Wert Federal’s unimpaired capital and surplus (25% if the amount in excess of 15% is secured by “readily marketable collateral” or 30% for certain residential development loans). At June 30, 2023, our largest credit relationship to one borrower had an outstanding balance of $3.0 million and is secured by commercial and residential real estate. At June 30, 2023, this loan was performing according to its original terms.

We have a Management Loan Committee for consumer loans, which consists of our Chairman of the Board, President and Chief Executive Officer, Senior Lending Officer, and various lending staff. The Management Loan Committee may approve all loans up to $350,000. All loans that exceed this limit are reviewed by the Management Loan Committee and, if approved following the review, are submitted to the Board of Directors for final approval.

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

We have a separate policy for commercial loans wherein loans up to $500,000 are approved by the Senior Lending Officer and Chief Risk Officer. Loans over $500,000 up to $1,000,000 are approved by the Commercial Loan Committee consisting of the President and CEO and two outside loan committee members with over a combined 60 years of commercial lending experience. All commercial loans over $1.0 million are approved by the full board.

Delinquencies, Classified Assets and Nonperforming Assets

Delinquency Procedures. When a borrower fails to make a required monthly payment on a loan, we mail a notice to the borrower and attempt to contact the borrower by phone. All delinquent loans are reported to the board of directors each month. After 90 days delinquent the loan is transferred to the appropriate collections’ personnel. Our policies provide that a late notice be sent each month that the loan is past due. Once the loan is considered in default, generally at 90 days past due, a letter is generally sent to the borrower explaining that the entire balance of the loan is due and payable, the loan is placed on non-accrual status, and additional efforts are made to contact the borrower. If the borrower does not respond, we generally initiate foreclosure proceedings when the loan is 120 days past due. If the loan is reinstated, foreclosure proceedings will be discontinued and the borrower will be permitted to continue to make payments. In certain instances, we may modify the loan or grant a limited exemption from loan payments to allow the borrower to reorganize his or her financial affairs.

When we acquire real estate as a result of foreclosure or by deed in lieu of foreclosure, the real estate is classified as other real estate owned until it is sold. The real estate is recorded at estimated fair value at the date of acquisition, less estimated costs to sell, and any write-down resulting from the acquisition is charged to the allowance for loan losses. Subsequent decreases in the value of the property are charged to operations. After acquisition, all costs in maintaining the property are expensed as incurred. Costs relating to the development and improvement of the property, however, are capitalized to the extent of estimated fair value less estimated costs to sell. At June 30, 2023, we had no real estate acquired as a result of foreclosure or by deed in lieu of foreclosure.

Troubled Debt Restructurings. We occasionally modify loans to extend the term or make other concessions to help a borrower stay current on his or her loan and to avoid foreclosure. We consider modifications only after analyzing the borrower’s current repayment capacity, evaluating the strength of any guarantors based on documented current financial information, and assessing the current value of any collateral pledged. We generally do not forgive principal or interest on loans, but may do so if it is in our best interest and increases the likelihood that we can collect the remaining principal balance. We may modify the terms of loans to lower interest rates (which may be at below market rates), to provide for fixed interest rates on loans where fixed rates are otherwise not available, to provide for longer amortization schedules, or to provide for interest-only terms. These modifications are made only when a workout plan has been agreed to by the borrower that we believe is reasonable and attainable and in our best interests. At June 30, 2023, we had a commercial real estate loan which was classified as a troubled debt restructuring, with an outstanding balance of $38,000.

Delinquent Loans. The following table sets forth our loan delinquencies, including non-accrual loans, by type and amount at the dates indicated.

At June 30,
	2023			2022
	30-59	60-89	90 Days	30-59	60-89	90 Days
	Days	Days	or More	Days	Days	or More
	Past Due	Past Due	Past Due	Past Due	Past Due	Past Due

(In thousands)
Real estate loans:
Commercial real estate	$—	$—	$—	$—	$—	$—
Residential real estate	—	616	117	—	90	217
Multifamily	—	—	—	—	—	—
Agricultural real estate	—	—	—	—	—	—
Construction and land	—	—	—	—	—	—
Home equity lines of credit (HELOC)	—	—	—	—	—	—
Commercial and industrial loans	—	—	—	—	—	—
Consumer loans	—	—	—	—	—	—
Total	$—	$616	$117	$—	$90	$217

Non-Performing Assets. The following table sets forth information regarding our non-performing assets at the dates indicated. Non-accrual loans, including non-accruing troubled debt restructurings, totaled $304,000 and $226,000 at June 30, 2023 and June 30, 2022, respectively.

	At June 30,
	2023	2022

	(Dollars in thousands)
Non-accrual loans:
Real estate loans:
Commercial	$—	$—
Residential	304	226
Agricultural	—	—
Construction and land	—	—
Commercial and industrial loans	—	—
Home equity lines of credit (HELOC)	—	—
Consumer	—	—
Total non-accrual loans	$304	$226

Accruing loans past due 90 days or more:
Real estate loans:
Commercial	—	—
Residential	—	134
Agricultural	—	—
Construction and land	—	—
Commercial and industrial loans	—	—
Home equity line of credit (HELOC)	—	—
Consumer	—	—
Total accruing loans past due 90 days or more	—	134
Total nonperforming loans	304	360
Real estate owned	—	—
Other nonperforming assets	—	—
Total non-performing assets	$304	$360

Troubled debt restructurings:
Commercial	$—	$—
Residential	—	—
Agricultural	—	—
Construction and land	38	40
Commercial and industrial loans	—	—
Home equity lines of credit (HELOC)	—	—
Consumer	—	—
Total troubled debt restructurings	$38	$40

Total non-performing loans to total loans	0.34%	0.44%
Total non-performing loans to total assets	0.18%	0.24%
Total non-performing assets to total assets	0.18%	0.24%
Total non-performing loans and troubled debt restructurings to total loans	0.38%	0.49%
Total non-performing loans and troubled debt restructurings to total assets	0.21%	0.27%

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

Our classified and special mention assets at the dates indicated were as follows:

	At June 30,
	2023	2022

	(In thousands)
Classified Assets:
Substandard	$38	$123
Doubtful	29	—
Loss	—	—
Total	$67	$123
Special mention	$38	$63

Other Loans of Concern. At June 30, 2023, except for loans included in the above table, there were no other loans of concern for which we had information about possible credit problems of borrowers that caused us to have serious doubts about the ability of the borrowers to comply with present loan repayment terms and that may result in disclosure of such loans in the future.

Allowance for Loan and Lease Losses

The allowance for loan losses is maintained at a level which, in management’s judgment, is adequate to absorb probable credit losses inherent in the loan portfolio. The amount of the allowance is based on management’s evaluation of the collectability of the loan portfolio, including the nature of the portfolio, credit concentrations, trends in historical loss experience, specific impaired loans, and economic conditions. Allowances for impaired loans are generally determined based on collateral values or the present value of estimated cash flows. Because of uncertainties associated with regional economic conditions, collateral values, and future cash flows on impaired loans, it is reasonably possible that management’s estimate of probable credit losses inherent in the loan portfolio and the related allowance may change materially in the near-term. The allowance is increased by a provision for loan losses, which is charged to expense and reduced by full and partial charge-offs, net of recoveries. Changes in the allowance relating to impaired loans are charged or credited to the provision for loan losses. Management’s periodic evaluation of the adequacy of the allowance is based on various factors, including, but not limited to, management’s ongoing review and grading of loans, facts and issues related to specific loans, historical loan loss and delinquency experience, trends in past due and non-accrual loans, existing risk characteristics of specific loans or loan pools, the fair value of underlying collateral, current economic conditions and other qualitative and quantitative factors which could affect potential credit losses. The Company has decided to increase its allowance for loan and lease losses for commercial loans due to the increased focus on this type of lending. Historic measures of the Bank do not reflect this risk, so regional data on banks is used in determining this allowance amount. This will lead to higher provision costs in the next several years as this allowance for loan losses is built.

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

The following table sets forth activity in our allowance for loan and lease losses for the periods indicated.

At or For the Years Ended June 30,
	2023	2022

(Dollars in thousands)
Allowance for loan and lease losses at beginning of year	$223	$223
Provision for loan losses	40	—
Charge-offs:
Real estate loans:
Commercial	—	—
Residential	—	—
Agricultural	—	—
Construction and land	—	—
Commercial and industrial loans	—	—
Home equity lines of credit (HELOC)	—	—
Consumer loans	—	—
Total charge-offs	—	—

Recoveries:
Real estate loans:
Commercial	—	—
Residential	—	—
Agricultural	—	—
Construction and land	—	—
Commercial and industrial loans	—	—
Home equity lines of credit (HELOC)	—	—
Consumer loans	—	—
Total recoveries	—	—
Net (charge-offs) recoveries	—	—
Allowance for loan losses at end of year	$263	$223
Allowance for loan losses to non-performing loans at end of year	86.62%	62.04%
Allowance for loan losses to total loans outstanding at end of year	0.29%	0.27%
Net charge-offs (recoveries) to average loans outstanding during the year	0.00%	0.00%

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

	At June 30,
	2023			2022
		Percent of	Percent of		Percent of	Percent of
		Allowance to	Loans in		Allowance to	Loans in
		Total	Category to		Total	Category to
	Amount	Allowance	Total Loans	Amount	Allowance	Total Loans

	(Dollars in thousands)
Real estate loans:
Commercial	$27	10.4%	6.7%	$21	9.3%	6.2%
Residential	168	63.7	73.4	178	79.8	79.8
Multifamily	2	0.7	0.8	2	0.9	0.9
Agricultural	17	6.5	4.5	14	6.2	4.2
Construction and land	12	4.7	9.5	5	2.5	7.3
Home equity lines of credit (HELOC)	35	13.2	0.4	1	0.6	0.3
Commercial and industrial loans	1	0.3	3.8	1	0.3	0
Consumer	1	0.5	0.9	1	0.5	0.9
Total allocated allowance	$263	100%	100%	$223	100%	100%
Unallocated allowance	—			—
Total allowance for loan losses	$263			$223

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

At June 30, 2023, our investment portfolio consisted of securities and obligations issued by U.S. government-sponsored enterprises as well as state and municipal securities. At June 30, 2023, we also owned $397,000 of Federal Home Loan Bank of Cincinnati stock. As a member of Federal Home Loan Bank of Cincinnati, we are required to purchase stock in the Federal Home Loan Bank of Cincinnati, which is carried at cost and classified as a restricted investment.

At June 30, 2023, all of our investment securities are carried at fair value through accumulated other comprehensive income.

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

The flow of deposits is influenced significantly by general economic conditions, changes in money market and other prevailing interest rates and competition. The variety of deposit accounts offered allows us to be competitive in obtaining funds and responding to changes in consumer demand. Based on experience, we believe that our deposits are relatively stable. However, the ability to attract and maintain deposits and the rates paid on these deposits, has been and will continue to be significantly affected by market conditions. The Company chose to utilize brokered deposits in March of 2023 to ensure appropriate liquidity during an uncertain banking environment. While the Company did slightly increase deposits during this period, given uncertainty of liquidity in the banking industry and to manage interest rate risk, these deposits will continue to be utilized. These totaled $10.1 million at June 30, 2023.

The following table sets forth the distribution of total deposits, by account type, at the dates indicated.

	At June 30,
	2023			2022
			Average			Average
	Amount	Percent	Rate	Amount	Percent	Rate

	(Dollars in thousands)
Noninterest-bearing demand deposits	$3,247	2.7%	—%	$2,554	2.3%	—%
Interest-bearing demand deposits	23,304	19.4	0.99	23,483	21.4	0.01
Savings deposits	42,020	35.0	0.51	48,736	44.3	0.02
Certificates of deposit	51,420	42.9	1.74	35,217	32.0	0.75
Total	$119,991	100.0%	1.08	$109,990	100.0%	0.25%

At June 30, 2023 and June 30, 2022, the aggregate amount of all uninsured deposits (deposits in excess of the Federal Deposit Insurance limit of $250,000 per account) was $23.0 million and $21.9 million, respectively. At June 30, 2023 and June 30, 2022, the aggregate amount of all uninsured certificates of deposit was $5.7 million and $3.1 million, respectively. At June 30, 2023 and June 30, 2022, we had no deposits that were uninsured for any reason other than being in excess of the Federal Deposit Insurance Corporation limit.

The following table sets forth the maturity of our uninsured certificates of deposit at June 30, 2023.

At June 30,
2023
(In thousands)
Maturity Period:
Three months or less	$—
Over three months through six months	937
Over six months through 12 months	1,068
Over 12 months	3,711
Total	$5,716

Borrowings. We may obtain advances from the Federal Home Loan Bank of Cincinnati upon the security of our capital stock in it and our one- to four-family residential real estate portfolio. We may utilize these advances for asset/liability management purposes and for additional funding for our operations. Such advances may be made under several different credit programs, each of which has its own interest rate and range of maturities. At June 30, 2022, we had outstanding advances of $6.2 million from the Federal Home Loan Bank of Cincinnati. At June 30, 2023, based on available collateral and our ownership of Federal Home Loan Bank of Cincinnati common stock, we had access to up to an additional $38.9 million of advances from the Federal Home Loan Bank of Cincinnati.

We also enrolled to participate in the Bank Term funding Program created on March 12, 2023 by the Federal Reserve. Any amounts drawn can be refinanced at any time with a term of one year from the date of the initial draw or one year from the latest date of refinancing, whichever is later. The program is set to end on March 11, 2024. Thus, the longest term available would be through March 10, 2025. At June 30, 2023 we had not pledged any collateral to the program but eligible collateral available to pledge was approximately $27.1 million, creating an additional ability to draw of the same amount.

Personnel

As of June 30, 2023, we had 26 full-time employees and 1 part-time employee. Our employees are not represented by any collective bargaining group. Management believes that we have good working relations with our employees.

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

VWF Bancorp is a savings and loan holding company subject to the rules and regulations of the Federal Reserve Board. It is required to file certain reports with the Federal Reserve Board and is subject to examination by the enforcement authority of the Federal Reserve Board. VWF Bancorp is also subject to the rules and regulations of the Securities and Exchange Commission under the federal securities laws. Effective June 23, 2023, the Bank elected to operate as a “covered savings association” (CSA). A CSA has the same rights and privileges as a national bank that has its main office situated in the same location as the home office of the CSA and is subject to the same duties, restrictions, penalties, liabilities, conditions, and limitations that would apply to such a national bank.

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

The federal banking agencies have developed a “Community Bank Leverage Ratio (CBLR)” (the ratio of Tier 1 capital to average total consolidated assets) for financial institutions with assets of less than $10 billion that meet certain qualifying criteria. A “qualifying community bank” that exceeds this ratio will be deemed compliant with all other capital requirements, including the capital requirements to be considered “well capitalized” under Prompt Corrective Action statutes. The federal banking agencies may consider a financial institution’s risk profile when evaluating whether it qualifies as a community bank for purposes of the capital ratio requirement. The federal banking agencies must set the minimum Community Bank Leverage Ratio at not less than 8% and not more than 10%, and as of January 1, 2023, it is set at 9%. Van Wert Federal has elected to be subject to the CBLR framework. At June 30, 2023, Van Wert Federal’s CBLR was 20.57%.

Loans-to-One Borrower. Generally, a federal savings association may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. At June 30, 2023, Van Wert Federal complied with the loans-to-one borrower limitations.

Qualified Thrift Lender Test. Prior to its CSA election, Van Wert Federal had to satisfy the qualified thrift lender, or “QTL,” test. Under the QTL test, it must maintain at least 65% of its “portfolio assets” in “qualified thrift investments” (primarily residential mortgages and related investments, including mortgage-backed securities) in at least nine months of the most recent 12-month period. “Portfolio assets” generally means total assets of a savings association, less the sum of specified liquid assets up to 20% of total assets, goodwill and other intangible assets, and the value of property used in the conduct of the savings association’s business.

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

A savings association that fails the qualified thrift lender test must operate under specified restrictions set forth in the Home Owners’ Loan Act. The Dodd-Frank Act made noncompliance with the QTL test subject to agency enforcement action for a violation of law. At June 30, 2023, Van Wert Federal complied with the qualified thrift lender test, with a percentage of qualified thrift investments to total assets of approximately 80.0%. Beginning on June 23, 2023, Van Wert Federal no longer had to follow the qualified thrift lender test.

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

At June 30, 2023, Van Wert Federal met the criteria for being considered “well capitalized.” In addition, as set forth above, a “qualifying community bank,” such as Van Wert Federal, that exceeds the Community Bank Leverage Ratio is considered “well capitalized” under the Prompt Corrective Action statutes. Van Wert Federal has elected to be subject to the Community Bank Leverage Ratio framework. At June 30, 2023, Van Wert Federal exceeded the required Community Bank Leverage Ratio.

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

Federal Home Loan Bank System

Van Wert Federal is a member of the Federal Home Loan Bank of Cincinnati, which is one of 11 regional Federal Home Loan Banks in the Federal Home Loan Bank System. The Federal Home Loan Bank of Cincinnati provides a central credit facility primarily for its member institutions. Members of the Federal Home Loan Bank of Cincinnati are required to acquire and hold shares of capital stock in the Federal Home Loan Bank of Cincinnati. Van Wert Federal complied with this requirement at June 30, 2023. Based on redemption provisions of the Federal Home Loan Bank of Cincinnati, the stock has no quoted market value and is carried at cost. Van Wert Federal reviews for impairment, based on the ultimate recoverability, the cost basis of the Federal Home Loan Bank of Cincinnati stock. At June 30, 2023, no impairment has been recognized.

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

Prior to its CSA election, in order for VWF Bancorp to be regulated as savings and loan holding company by the Federal Reserve Board, rather than as a bank holding company, Van Wert Federal had to qualify as a “qualified thrift lender” under federal regulations or satisfy the “domestic building and loan association” test under the Internal Revenue Code of 1986, as amended. Under the qualified thrift lender test, a savings institution is required to maintain at least 65% of its “portfolio assets” (total assets less: (i) specified liquid assets up to 20% of total assets; (ii) intangible assets, including goodwill; and (iii) the value of property used to conduct business) in certain “qualified thrift investments” (primarily residential mortgages and related investments, including certain mortgage-backed and related securities) in at least nine out of each 12 month period. Beginning June 23, 2023, Van Wert Federal no longer had to follow the qualified thrift lender test.

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

Emerging Growth Company Status

VWF Bancorp is an emerging growth company. For as long as it qualifies as an emerging growth company, it may choose to take advantage of exemptions from various reporting requirements applicable to other public companies but not emerging growth companies, including, but not limited to, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation. As an emerging growth company, VWF Bancorp is not subject to Section 404(b) of the Sarbanes-Oxley Act of 2002, which would require that our independent auditors audit our internal control over financial reporting. In addition, as an emerging growth company, we have elected to take advantage of the extended transition periods for adopting new or revised financial accounting standards until the date they are required to be adopted by private companies (however, if any new or revised financial accounting standards would not apply to private companies, we would not be able to delay their adoption). Accordingly, our financial statements may not be comparable to those of public companies that adopt new or revised financial accounting standards as of an earlier date. Investors may find our common stock less attractive since we have chosen to rely on these exemptions. If some investors find our common stock less attractive as a result of any choices to reduce future disclosure, there may be a less active trading market for our common stock and the price of our common stock may be more volatile.

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

Minimum Tax. The alternative minimum tax (“AMT”) for corporations has been repealed for tax years beginning after December 31, 2017. Any unused minimum tax credit of a corporation may be used to offset regular tax liability for any tax year. In addition, a portion of unused minimum tax credit was refundable in 2018 through 2021. The refundable portion is 100% for the tax years beginning after December 31, 2018 of the excess of the minimum tax credit for the year over any credit allowable against regular tax for that year. At June 30, 2023, Van Wert Federal had no minimum tax credit carryforward.

Net Operating Loss Carryovers. Generally, a corporation may carry forward net operating losses generated in tax years beginning after December 31, 2017 indefinitely and can offset up to 80% of taxable income. However, net operating losses generated in tax years beginning in 2018, 2019 and 2020 can be carried back five years and are 100% deductible for tax years ending in 2018, 2019 and 2020. At June 30, 2023, Van Wert Federal generated an NOL that will be carried forward.

Capital Loss Carryovers. Generally, a corporation may carry back capital losses to the preceding three taxable years and forward to the succeeding five taxable years. Any capital loss carryback or carryover is treated as a short-term capital loss for the year to which it is carried. As such, it is grouped with any other capital losses for the year to which carried and is used to offset any capital gains. Any undeducted loss remaining after the five-year carryover period is not deductible. At June 30, 2023, Van Wert Federal had no capital loss carryovers.

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

ITEM 1B.Unresolved Staff Comments

None.

ITEM 2.Properties

At June 30, 2023, the net book value of our properties (including furniture, fixtures and equipment) was $1.4 million. We operate from our sole office located at 976 South Shannon Street, Van Wert, Ohio, which we own. We believe that our current facility is adequate to meet our present and foreseeable needs in Van Wert. We also own vacant land in Van Wert which may be used for future expansion. We currently do not have any plans or understandings to expand our office network.

The bank has entered into a lease at 202 West Berry Street, Suite 100, Fort Wayne, Indiana with the lease expected to commence when occupancy takes place. This is currently estimated as January 1, 2024. The lease is for 4,198 square feet that will contain a small branch and the commercial banking operations of the Company. The lease has an initial term of 10 years with two 5-year options, plus a right of first refusal on space within the same building.

The bank is leasing temporary space at the Electric Works complex at 1690 Broadway Building 19, Fort Wayne, Indiana. This was a 3-month lease and ends on September 30, 2023. It is expected that the Company will enter into a short-term extension on this space or another space in the vicinity to bridge the gap until the permanent space is ready for occupancy.

ITEM 3.Legal Proceedings

Periodically, we are involved in claims and lawsuits, such as claims to enforce liens, condemnation proceedings on properties in which we hold security interests, claims involving the making and servicing of real property loans and other issues incident to our business. At June 30, 2023, we were not a party to any pending legal proceedings that we believe would have a material adverse effect on our financial condition, results of operations or cash flows.

ITEM 4.Mine Safety Disclosures

Not applicable.

PART II

ITEM 5.Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

VWF Bancorp’s common stock had been quoted on the OTCQB Market operated by OTC Markets Group under the symbol “VWFB” since July 14, 2022. Effective June 30, 2023, VWF Bancorp’s common stock is quoted on the OTCQX Market operated by OTC Markets Group under the symbol “VWFB.” As of June 30, 2023, we had 282 stockholders of record (excluding the number of persons or entities holding stock in street name through various brokerage firms), and 1,922,924 shares of common stock outstanding. There is currently limited trading volume for VWF Bancorp’s common stock.

VWF Bancorp has not paid any cash dividends to our stockholders. The payment and amount of any dividend payments is subject to statutory and regulatory limitations, and depends upon a number of factors, including the following: regulatory capital requirements; our financial condition and results of operations; tax considerations; and general economic conditions.

There were no sales of unregistered securities or repurchases of shares of common stock during the year ended June 30, 2023.

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

We invest in bank owned life insurance to provide us with a funding source to offset some costs of our benefit plan obligations. Bank owned life insurance provides us with non-interest income that is nontaxable. Federal regulations generally limit our investment in bank owned life insurance to 25% of our Tier 1 capital plus our allowance for loan losses. At June 30, 2023, our investment in bank owned life insurance was $5.2 million, which was within this investment limit.

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

Business Strategy

Our principal objective is to build long-term value for our stockholders by operating a profitable community-oriented financial institution dedicated to meeting the banking needs of our customers by emphasizing personalized and efficient customer service. Highlights of our current business strategy include:

●	Continue to focus on originating residential mortgage loans for retention in our portfolio. We are primarily a residential mortgage loan lender for borrowers in our primary market area. At June 30, 2023, $65.8 million, or 73.4% of our total loan portfolio, consisted of residential mortgage loans. We expect that residential mortgage lending will remain our primary lending activity.
●	Grow and diversify our loan portfolio prudently by increasing originations of commercial real estate loans and commercial and industrial loans. Although we intend to continue our historical focus on the origination of residential mortgage loans, we intend to prudently increase our originations of commercial real estate loans and commercial and industrial loans in order to diversify our loan portfolio and increase yield. At June 30, 2023, commercial real estate loans amounted to $6.0 million, or 6.7% of total loans, and commercial and industrial loans amounted to $3.4 million, or 3.8% of total loans.

Commercial real estate loans and commercial and industrial loans have higher credit risk than one- to four-family residential mortgage loans.

●	Maintain our strong asset quality through conservative loan underwriting. We intend to maintain strong asset quality through what we believe are our conservative underwriting standards and credit monitoring processes. At June 30, 2023, our nonperforming assets and troubled debt restructurings totaled $342,000, or 0.38% of total loans.

●	Continue to grow low-cost “core” deposits. We consider our core deposits to include statement savings accounts, money market accounts, other savings deposits and checking accounts. We will continue our efforts to increase our core deposits to provide a stable source of funds to support loan growth at costs consistent with improving our interest rate spread and net interest margin. Core deposits totaled $68.6 million, or 57.1% of total deposits, at June 30, 2023.
●	Remain a community-oriented institution and relying on high quality service to maintain and build a loyal local customer base. We were established in 1889 and have been operating continuously in Van Wert since that time. Through the goodwill we have developed over years of providing timely, efficient banking services, we believe that we have been able to attract a loyal base of local retail customers on which we hope to continue to build our banking business.
●	Grow organically and through opportunistic acquisitions or branching. We intend to grow our balance sheet organically on a managed basis. In addition to organic growth, we may also consider expansion opportunities in our market area or in contiguous markets that we believe would enhance both our franchise value and stockholder returns. These opportunities may include acquiring other financial institutions and/or establishing loan production offices, establishing new, or de novo, branch offices and/or acquiring branch offices. We have no current plans or intentions regarding any such expansion activities.

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

As the Company continues to focus on increasing commercial real estate loans and commercial and industrial loans, and without much historical data for which to rely upon, the Company has elected to reserve 1.25% of all outstanding balances on new commercial real estate and commercial and industrial loans until such time that the Company has sufficient historical data to rely upon. The 1.25% was derived from FDIC call report data of peer banks within the geographical market.

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

Fair Value Measurements. The fair value of a financial instrument is defined as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. We estimate the fair value of a financial instrument and any related asset impairment using a variety of valuation methods. Where financial instruments are actively traded and have quoted market prices, quoted market prices are used for fair value. When the financial instruments are not actively traded, other observable market inputs, such as quoted prices of securities with similar characteristics, may be used, if available, to determine fair value. When observable market prices do not exist, we estimate fair value. These estimates are subjective in nature and imprecision in estimating these factors can impact the amount of gain or loss recorded. For a detailed description of the fair values measured at each level of the fair value hierarchy and the methodology we utilize, see note 13 of the notes to financial statements.

Selected Financial Data

The following selected consolidated financial data sets forth certain financial highlights of the Company and should be read in conjunction with the audited consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

	At June 30,
	2023	2022

	(In thousands)
Selected Financial Condition Data:
Total assets	$165,969	$149,563
Cash and due from banks	5,516	36,712
Interest-bearing time deposits	—	1,470
Available-for-sale securities	70,585	24,494
Loans, net	81,208	77,710
Premises and equipment, net	1,409	1,372
Federal Home Loan Bank stock	397	1,013
Bank owned life insurance	5,223	5,112
Total deposits	119,992	109,990
Total borrowings	6,200	—
Total equity	38,498	23,367

	For the Years Ended
	June 30,
	2023	2022

	(In thousands)
Selected Operating Data:
Interest income	$5,054	$3,200
Interest expense	780	325
Net interest income	4,274	2,875
Provision for loan losses	41	—
Net interest income after provision for loan losses	4,233	2,875
Non-interest income	208	217
Non-interest expense	5,170	3,132
Loss before income taxes	(729)	(40)
Provision for income taxes (benefit)	(183)	(31)
Net loss	$(546)	$(9)

	At or For the Years Ended
	June 30,
	2023	2022
Performance Ratios:
Return on average assets	(0.36)%	(0.01)%
Return on average equity	(1.52)%	(0.04)%
Interest rate spread (1)	2.74%	2.14%
Net interest margin (2)	2.93%	2.19%
Non-interest expense to average assets	3.42%	2.27%
Efficiency ratio (3)	115.35%	101.29%
Average interest-earning assets to average interest-bearing liabilities	134.44%	124.42%

Capital Ratios:
Average equity to average assets	23.71%	17.95%
Tier 1 capital to risk-weighted assets (4)	24.91%	17.51%

Asset Quality Ratios:
Allowance for loan and lease losses as a percentage of total loans	0.29%	0.27%
Allowance for loan losses as a percentage of non-performing loans	86.62%	61.91%
Allowance for loan losses as a percentage of non-accrual loans	86.62%	98.62%
Non-accrual loans as a percentage of total loans	0.34%	0.27%
Net (charge-offs) recoveries as a percentage of average outstanding loans during the year	0.00%	0.00%
Non-performing loans as a percentage of total loans	0.34%	0.44%
Non-performing loans as a percentage of total assets	0.18%	0.24%
Total non-performing assets as a percentage of total assets	0.18%	0.24%

Other Data:
Number of offices	1	1
Number of full-time employees	26	18
Number of part-time employees	1	1
(1)	Represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(2)	Represents net interest income as a percentage of average interest-earning assets.
(3)	Represents noninterest expenses divided by the sum of net interest income and noninterest income.
(4)	Van Wert Federal has adopted the “community bank leverage ratio (CBLR)” framework for measuring regulatory capital adequacy, which became effective January 1, 2020. The CBLR is the ratio of Tier 1 capital to average assets. To be considered well capitalized under the CBLR framework, Van Wert Federal was required to have a CBLR ratio of at least 9.0% at June 30, 2023 and 2022, respectively.

Comparison of Financial Condition at June 30, 2023 and June 30, 2022

Total Assets. Total assets were $166.0 million at June 30, 2023, an increase of $16.4 million, or 11.0%, over the $149.6 million at June 30, 2022. The increase is part of the Company’s growth plans and was largely concentrated to growth in available-for-sale debt securities, a year over year increase of $46.0 million, that were funded primarily with cash on hand, a year over year decrease of $31.1 million. The source of the cash was the public offering during the mutual conversion that closed on July 13, 2022.

Cash and Due from Banks. Cash and due from banks decreased by $31.1 million, or -85.0%, to $5.5 million at June 30, 2023 from $36.7 million at June 30, 2022. The decrease was due primarily to funding purchases of available-for-sale debt securities and loan growth.

Interest Bearing Time Deposits. Interest-bearing time deposits were $0 at June 30, 2023, a decrease of 100.0%, or $1.5 million, from June 30, 2022. Certificates of deposit maturing during the year were not renewed as management invested the proceeds from these securities into higher yielding investments.

Investment Securities. Investment securities increased $46.0 million, or 188.2%, to $70.6 million at June 30, 2023 from $24.5 million at June 30, 2022. Aggregate securities purchases of $51.7 million during the year ended June 30, 2023, were funded through cash on hand, calls, maturities and repayments of $4.6 million, FHLB borrowings of $6.2 million, and brokered deposits of $10.1 million. The increase in investment securities is part of a forward-looking investment strategy to increase the number of variable rate investments financed by fixed rate deposit instruments, which will ultimately provide a more balanced interest rate risk profile.

The $1.0 million decline in the fair value of the investment securities was primarily attributable to the increases in interest rates in the economy. As the interest rates increased, the fair value of the securities declined. The unrealized losses are recorded to equity, net of tax, as management has determined that there are no credit quality concerns with the issuers of the securities and there is no intent to sell the securities and, as a result, the fair value is expected to recover as the securities approach their maturity dates.

The yield on our investment securities increased to 3.22% for the year ended June 30, 2023 from 1.29% for the year ended June 30, 2022.

Net Loans. Net loans increased by $3.5 million, or 4.5%, to $81.2 million at June 30, 2023 from $77.7 million at June 30, 2022. During the year ended June 30, 2023, loan originations totaled $21.6 million, comprised of $6.7 million of loans secured by one- to four-family residential real estate, $2.3 million secured by commercial real estate, $3.4 million of commercial and industrial loans, $7.5 million of construction and land loans, $1.2 secured by agricultural real estate and $444,000 of consumer loans.

During the year ended June 30, 2023, residential real estate loans increased $219,000, or 0.3%, to $65.9 million at June 30, 2023, construction loans increased $2.6 million, or 42.6%, to $8.6 million at June 30, 2023, commercial and industrial loans increased $3.0 million, or 902.5%, to $3.3 million at June 30, 2023, agricultural real estate loans increased $594,000, or 17.2%, to a total of $4.0 million at June 30, 2023, and commercial real estate loans increased $874,000, or 17.0% to $6.0 million at June 30, 2023. Increases in loan balances reflect our strategy to grow our loan portfolio, continuing to focus on owner-occupied one-to-four family residential real estate loans, while increasing our emphasis on commercial real estate loans and commercial and industrial loans. Management intends to continue to pursue growth in these loan segments in future periods.

Such growth has been achieved amid strong competition for one- to four-family residential mortgage loans in our market area. Management intends to continue this activity in future periods.

Deposits. Deposits increased by $10.0 million, or 9.1%, to $120.0 million at June 30, 2023 from $110.0 million at June 30, 2022. Core deposits (defined as all deposits other than certificates of deposit) decreased $6.2 million, or 8.3%, to $68.6 million at June 30, 2023 from $74.8 million at June 30, 2022. This is not unexpected in a rates up environment as historically, core deposits shift to time deposits in an effort to lock in higher rates for a fixed period of time. Certificates of deposit increased $16.2 million, or 46.0%, to $51.4 million at June 30, 2023 from $35.2 million at June 30, 2022. Of the $16.2 million increase, $10.1 million was from the addition of contractual intermediate callable deposits (‘brokered deposits’). These deposits have a time period of 5 years with a callable feature after 6 months. The addition of these deposits was part of management’s strategy to fund variable rate investments with fixed rate funding. The callable feature allows for interest rate risk protection in rates down environment.

During the year ended June 30, 2023, management continued its strategy of pursuing growth in demand accounts and other lower cost core deposits, in part by enhancing products and services offered, including mobile banking. Management intends to continue its efforts to increase core deposits, with an emphasis on growth in consumer and business demand deposits.

FHLB Borrowings. FHLB borrowings increased $6.2 million, or 100%, to $6.2 million at June 30, 2023. There were no borrowings at June 30, 2022. These borrowings were short-term in nature (less than one year maturity) and are being used as part of management’s overall growth strategy.

Total Equity. Total equity increased $15.1 million, or 64.8%, to $38.5 million at June 30, 2023 from $23.4 million at June 30, 2022. The increase resulted from $16.3 million net proceeds of the capital raised through the conversion, which was partially offset by a net loss of $545,000, and a $757,000 decrease in accumulated other comprehensive income comprised of the unrealized losses, net of tax, on the investment securities portfolio and the valuation gain on the defined benefit plan, net of tax.

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

	For the Years Ended June 30,
	2023			2022
	Average			Average
	Outstanding			Outstanding
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate

	(Dollars in thousands)
Interest-earning assets:
Loans	$79,393	$2,872	3.62%	$80,751	$2,733	3.38%
Investment securities	46,107	1,484	3.22%	26,725	346	1.29%
Interest-bearing deposits and other	20,552	698	3.40%	23,606	121	0.51%
Total interest-earning assets.	146,052	5,054	3.46%	131,082	3,200	2.44%
Non-interest earning assets	5,275			6,967
Allowance for loan losses	(229)			(223)
Total assets	$151,098			$137,826
Interest-bearing liabilities:
Interest-bearing demand	$24,645	101	0.41%	$21,736	2	0.01%
Savings and money market accounts	45,921	65	0.14%	46,522	10	0.02%
Certificates of deposit	37,625	589	1.57%	37,096	313	0.84%
Total deposits	108,191	755	0.70%	105,354	325	0.31%
Borrowings	443	25	5.64%	—	—	—%
Total interest-bearing liabilities	108,634	780	0.72%	105,354	325	0.31%
Noninterest-bearing liabilities	6,634			7,731
Total liabilities	115,268			113,085
Equity	35,830			24,741
Total liabilities and equity	$151,098			$137,826
Net interest income		$4,274		—	$2,875
Net interest rate spread (1)			2.74%	—		2.14%
Net interest-earning assets (2)	$37,418			$25,728
Net interest margin (3)	—		2.93%	—		2.19%
Average interest-earning assets to interest-bearing liabilities .	134.44%			124.42%
(1)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	Year Ended June 30, 2023 vs. 2022
	Increase (Decrease) Due to		Total
			Increase
	Volume	Rate	(Decrease)

	(In thousands)
Interest-earning assets:
Loans	$(46)	$192	$146
Investment securities	250	515	765
Other interest-earning assets	(16)	682	666
Total interest-earning assets	188	1,389	1,577

Interest-bearing liabilities:
Interest-bearing demand	—	87	87
Savings and money market accounts	—	57	57
Certificates of deposit	4	269	273
Total deposits	4	413	417
Borrowings	—	—	—
Total interest-bearing liabilities	4	413	417

Change in net interest income	$184	$976	$1,160

Comparison of Operating Results for the Years Ended June 30, 2023 and June 30, 2022

General. Net loss for the year ended June 30, 2023, was $545,000, a decrease of $536,000, compared to net loss of $9,000 for the year ended June 30, 2022. The increase in net loss was primarily due to a $2.0 million increase in noninterest expenses, which included certain one-time expenses as noted in the noninterest expense section below, and was partially offset by a $1.4 million increase in net interest income. In the original prospectus related to the conversion and public offering, the Company estimated it would incur $3.1 million in expenses related to the termination of its defined benefit plan. These expenses were expected to be incurred in the 3rd calendar quarter of 2022. Due to the timing involved in the termination of this plan, these expenses related to this termination have totaled $1.1 million this fiscal year. The final expenses will not be known until the expected final termination late in calendar year 2023.

Interest Income. Interest income increased $1.9 million, or 58.0%, to $5.1 million for the year ended June 30, 2023, from $3.2 million for the year ended June 30, 2022. This increase was attributable to a $1.1 million, or 328.5%, increase in interest on investment securities, a $577,000, or 478.0%, increase in interest on interest-bearing deposits and other, and a $139,000, or 5.1%, increase in interest on loans..

The average balance of loans during the year ended June 30, 2023, decreased by $1.4 million, or 1.7%, from the balance for the year ended June 30, 2022, while the average yield on loans increased by 24 basis points to 3.62% for the year ended June 30, 2023 from 3.38% for the year ended June 30, 2022.

The average balance of investment securities increased $19.4 million, or 72.5%, to $46.1 million for the year ended June 30, 2023 from $26.7 million for the year ended June 30, 2022, while the average yield on investment securities increased by 193 basis points to 3.22% for the year ended June 30, 2023 from 1.29% for the year ended

June 30, 2022. The increase in average yield on securities resulted from the effects of management’s purchasing of higher yielding variable rate securities during the fourth quarter of the fiscal year.

The average balance of other interest-bearing deposits, comprised primarily of certificates of deposit in other financial institutions, overnight deposits and stock in the Federal Home Loan Bank, decreased $3.0 million, or -12.9%, for the year ended June 30, 2023, while the average yield increased 289 basis points, to 3.40% for the year ended June 30, 2023 from 0.51% for the year ended June 30, 2022, reflecting the rise in the interest rate environment.

Interest Expense. Total interest expense increased $456,000, or 140.4%, to $780,000 for the year ended June 30, 2023 from $325,000 for the year ended June 30, 2022. The increase was primarily due to an increase of 41 basis points in the average cost of deposits to 0.72% for the year ended June 30, 2023, from 0.31% for the year ended June 30, 2022, reflecting how management has had to increase the offered rates to be competitive in the current rising interest rate environment.

Net Interest Income. Net interest income increased $1.3 million, or 47.2%, to $4.2 million for the year ended June 30, 2023 compared to $2.9 million for the year ended June 30, 2022. The increase reflected an increase in the interest rate spread to 2.74% for the year ended June 30, 2023, 2.14% for the year ended June 30, 2022. Our net interest margin increased to 2.93% for the year ended June 30, 2023, from 2.19% for the year ended June 30, 2022. The interest rate spread and net interest margin were impacted by the addition of variable rate securities that benefited from the rising interest rate environment throughout the year.

Provision for Loan Losses. Based on an analysis of the factors described in “Critical Accounting Policies—Allowance for Loan Losses,” management concluded that a provision for loan losses of $40,000 was required for the year ended June 30, 2023. No provision was required for the year ended June 30, 2022. The allowance for loan losses was $263,000 and $223,000 at June 30, 2023 and 2022, respectively, and represented 0.29% of total loans at June 30, 2023, and 0.27% of total loans at June 30, 2022. The determination over the adequacy of the allowance for loan losses was due primarily to the low balances of nonperforming loans, delinquent loans and no net charge-offs in both periods.

Total nonperforming loans were $304,000 at June 30, 2023, compared to $360,000 at June 30, 2022. Classified loans totaled $67,000 at June 30, 2023, compared to $123,000 at June 30, 2022, and total loans past due greater than 30 days were $734,000 and $307,000 at those respective dates. As a percentage of nonperforming loans, the allowance for loan losses was 86.6% at June 30, 2023 compared to 62.0% at June 30, 2022.

The allowance for loan losses reflects the estimate management believes to be appropriate to cover incurred probable losses which were inherent in the loan portfolio at June 30, 2023 and 2022. While management believes the estimates and assumptions used in the determination of the adequacy of the allowance are reasonable, such estimates and assumptions could be proven incorrect in the future, and the actual amount of future provisions may exceed the amount of past provisions, and the increase in future provisions that may be required may adversely impact the Company’s financial condition and results of operations. In addition, bank regulatory agencies periodically review the allowance for loan losses and may require an increase in the provision for possible loan losses or the recognition of loan charge-offs, based on judgments different than those of management.

Non-Interest Income. Non-interest income totaled $208,000 for the year ended June 30, 2023, a decrease of $9,000, or -3.8%, from $217,000 for the year ended June 30, 2022. The decrease was primarily due to normal fluctuations in the volume of fees on loans and deposits.

Noninterest Expense. Noninterest expense increased $2.0 million, or 65.1%, to $5.2 million for the year ended June 30, 2023, compared to $3.1 million for the year ended June 30, 2022. The increase reflects $651,000, or 43.8%, increase in salaries and employee benefits, primarily attributable to additional hiring to support the strategic growth plans of the Company and a one-time expense of $226,000 for a contract termination, a $309,000, or 146.4%, increase in professional services due primarily to increased costs of operating and the reporting requirements of a public stock company. There were also certain one-time expenses incurred during the year ended June 30, 2023 totaling $1.4 million. Those expenses consisted of $1.1 million for pension plan withdrawal expenses associated with withdrawing from the multiemployer plan, $263,000 employee related expenses, which include the above-mentioned contract termination, $102,000 of IT and software related expenses, and $5,000 of marketing and branding expenses.

Noninterest expense can be expected to increase because of costs associated with operating as a public company and increased compensation costs related to possible implementation of one or more stock-based benefit plans, if approved by our stockholders.

Federal Income Taxes. Federal income taxes decreased by $152,000, or 483.2%, to a $183,000 benefit for the year ended June 30, 2023, compared to tax benefit of $31,000 for the year ended June 30, 2022. The decrease in the federal income tax provision was due primarily to a $688,000, or 1699.0% increase in pretax loss.

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

The following table sets forth, at June 30, 2023, the calculation of the estimated changes in our EVE that would result from the designated immediate changes in the United States Treasury yield curve.

At June 30, 2023
		Estimated Increase (Decrease) in		EVE as a Percentage of Present
		EVE		Value of Assets (3)
Change in Interest					Increase
Rates (basis points)	Estimated				(Decrease)
(1)	EVE (2)	Amount	Percent	EVE Ratio (4)	(basis points)
(Dollars in thousands)
400	$24,770	$(6,690)	(21.26)%	16.62%	(255)
300	26,050	(5,410)	(17.20)%	17.09%	(208)
200	27,452	(4,008)	(12.74)%	17.59%	(158)
100	29,032	(2,428)	(7.72)%	18.15%	(102)
—	31,460	—	—%	19.17%	—
(100)	32,213	753	2.39%	19.14%	(3)
(200)	33,235	1,775	5.64%	19.21%	4
(1)	Assumes an immediate uniform change in interest rates at all maturities.
(2)	EVE is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	EVE Ratio represents EVE divided by the present value of assets.

The table above indicates that at June 30, 2023, we would have experienced a 12.7% decrease in EVE in the event of an instantaneous parallel 200 basis point increase in market interest rates and a 5.6% increase in EVE in the event of an instantaneous 200 basis point decrease in market interest rates.

Change in Net Interest Income. The following table sets forth, at June 30, 2023, the calculation of the estimated changes in our net interest income (“NII”) that would result from the designated immediate changes in the United States Treasury yield curve.

At June 30, 2023
Change in Interest Rates
(basis points) (1)	NII Year 1 Forecast	Year 1 Change from Level
(Dollars in thousands)
+400	$4,558	4.28%
+300	4,534	3.73%
+200	4,433	1.42%
+100	4,267	(2.38)%
Level	4,371	—
(100)	4,159	(4.85)%
(200)	3,922	(10.27)%
(1)	Assumes an immediate uniform change in interest rates at all maturities.

The table above indicates that at June 30, 2023, we would have experienced an 1.4% increase in NII in the event of an instantaneous parallel 200 basis point increase in market interest rates and a 10.3% decrease in NII in the event of an instantaneous 200 basis point decrease in market interest rates.

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

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, and proceeds from maturities of securities. We also have the ability to borrow from the Federal Home Loan Bank of Cincinnati. At June 30, 2023, we had outstanding borrowings of $6.2 million from the Federal Home Loan Bank of Cincinnati. At June 30, 2023, we had the capacity to borrow an additional $38.8 million from the Federal Home Loan Bank of Cincinnati.

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

At June 30, 2023, Van Wert Federal’s Tier 1 leverage capital was $41.3 million, or 24.9% of adjusted assets. Accordingly, it was categorized as well-capitalized at June 30, 2023 under the “community bank leverage ratio” framework. Management is not aware of any conditions or events since the most recent notification that would change our category. For further information, see note 9 to the notes to financial statements.

Off-Balance Sheet Arrangements. At June 30, 2023, we had $11.0 million of outstanding commitments to originate loans. Certificates of deposit that are scheduled to mature in less than one year from June 30, 2023 totaled $24.8 million at June 30, 2023. Management expects that a substantial portion of the maturing certificates of deposit will be renewed. However, if a substantial portion of these deposits is not retained, we may utilize Federal Home Loan Bank of Cincinnati advances or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

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

ITEM 8.Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm and Financial Statements

June 30, 2023 and 2022

VWF Bancorp, Inc.

June 30, 2023 and 2022

Report of Independent Registered Public Accounting Firm0F

To the Shareholders, Board of Directors, and Audit Committee

VWF Bancorp, Inc.

Van Wert, Ohio

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of VWF Bancorp, Inc. (the “Company”) as of June 30, 2023 and 2022, the related consolidated statements of operations, comprehensive loss, shareholders’ equity, and cash flows for the years then ended and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2023 and 2022, and the results of its operations and its cash flows for each of the years ended June 30, 2023 and 2022, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits.

We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit.

/s/ FORVIS, LLP

We have served as the Company’s auditor since 2022.

PCAOB ID 686

Fort Wayne, Indiana

October 6, 2023

VWF Bancorp, Inc.

Consolidated Balance Sheets

June 30, 2023 and 2022

	June 30,
	2023	2022
Assets
Cash and due from banks	$5,515,728	$36,711,842
Interest-bearing time deposits	—	1,470,000
Available-for-sale debt securities	70,585,194	24,494,410
Loans, net of allowance for loan losses of $263,422 at June 30, 2023 and $222,884 June 30, 2022 respectively	81,208,395	77,710,188
Premises and equipment	1,409,347	1,371,634
Federal Home Loan Bank stock	396,800	1,012,900
Bank owned life insurance	5,223,496	5,112,083
Accrued interest receivable	498,807	219,195
Other assets	1,131,536	1,460,297
Total assets	$165,969,303	$149,562,549

Liabilities and Shareholders' Equity

Liabilities
Deposits
Demand	$26,551,336	$26,037,580
Savings and money market	42,019,749	48,735,574
Time	51,420,496	35,217,055
Total deposits	119,991,581	109,990,209

Advances from the Federal Home Loan Bank	6,200,000	—
Advances from borrowers for taxes and insurance	628,795	615,735
Stock subscription proceeds in escrow	—	15,315,230
Accrued interest payable and other liabilities	650,927	274,269
Total liabilities	127,471,303	126,195,443

Commitments and Contingencies

Shareholders' Equity
Preferred stock, $0.01 par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 14,000,000 shares authorized, 1,922,924 issued at June 30, 2023	19,229	—
Additional paid-in capital	17,875,071	—
Unearned ESOP	(1,461,422)	—
Retained earnings	24,916,481	25,461,865
Accumulated other comprehensive loss	(2,851,359)	(2,094,759)
Total shareholders' equity	38,498,000	23,367,106
Total liabilities and shareholders' equity	$165,969,303	$149,562,549

See Notes to Financial Statements

VWF Bancorp, Inc.

Consolidated Statements of Operations

Years Ended June 30, 2023 and 2022

	Year Ended
	June 30,
	2023	2022
Interest Income
Loans	$2,871,985	$2,732,588
Investment securities	1,484,124	346,359
Interest-bearing deposits and other	698,147	120,795

Total interest income	5,054,256	3,199,742

Interest Expense
Deposits	755,095	324,550
Federal Home Loan Bank advances	25,180	1

Total interest expense	780,275	324,551

Net Interest Income	4,273,981	2,875,191

Provision for Loan Losses	40,538	—

Net Interest Income After Provision for Loan Losses	4,233,443	2,875,191

Noninterest Income
Bank owned life insurance	111,413	108,280
Other income	96,785	108,224
Total noninterest income	208,198	216,504

Noninterest Expense
Salaries and employee benefits	2,137,516	1,486,427
Pension plan withdrawal	1,051,820	—
Directors fees	158,550	165,500
Occupancy and equipment	284,211	181,984
Data processing fees	259,984	235,855
Franchise taxes	160,040	147,429
FDIC insurance premiums	48,809	33,600
Professional services	519,617	210,852
Loss on sale of investment securities	—	291,198
Other	549,191	379,322
Total noninterest expense	5,169,738	3,132,167

Loss before income taxes	(728,097)	(40,472)

Provision for income taxes (benefits)	(182,713)	(31,329)
Net Loss	$(545,384)	$(9,143)

Loss per share-basic and diluted	$(0.31)	N/A
Weighted-average shares outstanding-basic and diluted	1,773,056	N/A

See Notes to Financial Statements

VWF Bancorp, Inc.

Consolidated Statements of Comprehensive Loss

Years Ended June 30, 2023 and 2022

	Year Ended
	June 30,
	2023	2022

Net loss	$(545,384)	$(9,143)

Other comprehensive loss:
Net unrealized losses on available-for-sale securities	(1,040,054)	(2,847,815)

Reclassification adjustment for realized loss on sale of securities	—	291,198

Change in funded status of defined benefit plan	82,233	—

Tax benefit	201,221	536,890

Other comprehensive loss	(756,600)	(2,019,727)

Comprehensive loss	$(1,301,984)	$(2,028,870)

See Notes to Financial Statements

VWF Bancorp, Inc.

Consolidated Statements of Shareholders’ Equity

Years Ended June 30, 2023 and 2022

					Accumulated
			Unearned		Other
	Common	Additional	ESOP	Retained	Comprehensive	Shareholders'
	Stock	Paid-in Capital	Shares	Earnings	Loss	Equity

Balance at July 1, 2021	$—	$—	$—	$25,471,008	$(75,032)	$25,395,976

Net loss	—	—	—	(9,143)	—	(9,143)

Other comprehensive loss	—	—	—	—	(2,019,727)	(2,019,727)

Balance at June 30, 2022	$—	$—	$—	$25,461,865	$(2,094,759)	$23,367,106

Balance at July 1, 2022	$—	$—	$—	$25,461,865	$(2,094,759)	$23,367,106

Proceeds from issuance of shares	19,229	17,845,597	(1,538,339)	—	—	16,326,487

ESOP shares committed to be released	—	29,474	76,917	—	—	106,391

Net loss	—	—	—	(545,384)	—	(545,384)

Other comprehensive loss	—	—	—	—	(756,600)	(756,600)

Balance at June 30, 2023	$19,229	$17,875,071	$(1,461,422)	$24,916,481	$(2,851,359)	$38,498,000

See Notes to Financial Statements

VWF Bancorp, Inc.

Consolidated Statements of Cash Flows

Years Ended June 30, 2022 and 2021

	Year Ended
	June 30,
	2023	2022

Operating Activities
Net loss	$(545,384)	$(9,143)
Items not requiring (providing) cash:
Depreciation and amortization	66,412	64,094
Amortization of premiums and discounts	51,449	93,954
Deferred income taxes	(175,944)	(37,031)
Provision for loan losses	40,538	—
Loss on sale of investment securities	—	291,198
Increase in cash surrender value of bank-owned life insurance	(111,413)	(108,280)
ESOP compensation expense	165,046	—
Changes in:
Accrued interest receivable	(279,612)	(26,177)
Other assets and liabilities	1,106,162	(806,282)

Net cash provided by (used in) operating activities	317,254	(537,667)

Investing Activities
Net change in interest-bearing time deposits	1,470,000	3,420,000
Purchases of available-for-sale securities	(51,735,943)	(12,659,684)
Proceeds from sales of available-for-sale securities	—	9,708,443
Proceeds from calls, maturities and paydowns of available-for-sale securities	4,553,656	4,041,482
Net change in loans	(3,538,745)	(3,325,981)
Purchase of premises and equipment	(104,125)	(14,562)
Proceeds from redemption of FHLB stock	616,100	—

Net cash (used in) provided by investing activities	(48,739,057)	1,169,698

Financing Activities
Net increase in deposit accounts	10,001,372	9,067,319
Proceeds from FHLB advances	6,200,000	—
Net change in advances by borrowers for taxes and insurance	13,060	36,423
Proceeds from stock subscriptions held in escrow	—	15,315,230
Proceeds from issuance of common stock	1,011,257	—

Net cash provided by financing activities	17,225,689	24,418,972

(Decrease) Increase in Cash and Cash Equivalents	(31,196,114)	25,051,003

Cash and Cash Equivalents, Beginning of Period	36,711,842	11,660,839

Cash and Cash Equivalents, End of Period	$5,515,728	$36,711,842

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Interest on deposits	$724,613	$324,553

Supplemental Disclosure of Noncash Financing Activities
Transfers from stock subscriptions to common stock and additional paid-in capital	$15,315,230	—

See Notes to Financial Statements

Note 1:Nature of Operations and Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements as of and for the year ended June 30, 2023 include the accounts of VWF Bancorp, Inc. (“VFW Bancorp” or the “Company”) and its wholly-owned subsidiary, Van Wert Federal Savings Bank (“Van Wert Federal” or the “Bank”). All intercompany transactions and balances have been eliminated in consolidation. The financial statements as of and for the year ended June 30, 2022 represent the Bank only, as the conversion to stock form, including the formation of VWF Bancorp, was completed on July 13, 2022. References herein to the “Company” for periods prior to the completion of the stock conversion should be deemed to refer to the “Bank”.

Nature of Operations

VWF Bancorp, Inc., a Maryland corporation and registered savings and loan holding company, was incorporated on February 25, 2022, to serve as the savings and loan holding company for Van Wert Federal in connection with the Bank’s conversion from the mutual form of organization to the stock form of organization (the “Conversion”). The Conversion was completed on July 13, 2022. The Company’s shares began trading on the OTCQB under symbol VWFB on July 14, 2022. VWFB shares began trading on OTCQX on June 30, 2023. In connection with the Conversion, the Company acquired 100% ownership of the Bank and the Company offered and sold 1,922,924 shares of its common stock at $10.00 per share, for gross offering proceeds of $19,229,000. The cost of the conversion and issuance of common stock was approximately $1,364,000, which was deducted from the gross offering proceeds. The Bank’s employee stock ownership plan purchased 153,834 shares of the common stock sold by the Company, which was 8% of the 1,922,924 shares of common stock issued by the Company. The ESOP purchased the shares using a loan from the Company. The Company contributed $8,932,000 of the net proceeds from the offering to the Bank, loaned $1,538,000 of the net proceeds to the ESOP and retained approximately $7,394,000 of the net proceeds.

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

The Bank, which is the sole subsidiary of the Company, is a federally chartered mutual thrift engaged primarily in the business of making residential mortgage loans, commercial loans and accepting deposits. Its operations are conducted through its office located in Van Wert, Ohio. The Bank faces competition from other financial institutions and is subject to the regulation of certain federal and state agencies and undergoes periodic examinations by those regulatory authorities. Effective June 23, 2023, the Bank elected to operate as a “covered savings association” (CSA). A CSA has the same rights and privileges as a national bank that has its main officed situated in the same location as the home office of the CSA and is subject to the same duties, restrictions, penalties, liabilities, conditions, and limitations that would apply to such a national bank.

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

Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses, valuation of deferred tax assets and fair values of financial instruments.

Cash Equivalents

The Company considers all liquid investments with original maturities of three months or less to be cash equivalents. At June 30, 2023 none of the Company’s cash accounts at nonfederal government or nongovernmental agencies exceeded FDIC insurance limits.

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

The Company recognized no other-than-temporary impairments on debt securities in 2023 or 2022.

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

For all loan portfolio segments except residential and consumer loans, the Company promptly charges-off loans, or portions thereof, when available information confirms that specific loans are uncollectible based on information that includes, but is not limited to, (1) the deteriorating financial condition of the borrower, (2) declining collateral values, and/or (3) legal action, including bankruptcy, that impairs the borrower’s ability to adequately meet its obligations. For impaired loans that are considered to be solely collateral dependent, a partial charge-off is recorded when a loss has been confirmed by an updated appraisal or other appropriate valuation of the collateral.

The Company charges-off residential and consumer loans, or portions thereof, when the Company reasonably determines the amount of the loss. The Company adheres to delinquency thresholds established by applicable regulatory guidance to determine the charge-off timeframe for these loans. Loans at these delinquency thresholds for which the Company can clearly document that the loan is both well-secured and in the process of collection, such that collection will occur regardless of delinquency status, need not be charged off.

For all classes, all interest accrued but not collected for loans that are placed on nonaccrual or charged off is reversed against interest income. The interest on these loans is accounted for on the cash basis or cost recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured. Nonaccrual loans are returned to accrual status when, in the opinion of management, the financial position of the borrower indicates there is no longer any reasonable doubt as to the timely collection of interest or principal. The Company requires a period of satisfactory performance of not less than six months before returning a nonaccrual loan to accrual status.

When cash payments are received on impaired loans in each loan class, the Company records the payment as interest income unless collection of the remaining recorded principal amount is doubtful, at which time payments are used to reduce the principal balance of the loan. Troubled debt restructured loans recognize interest income on an accrual basis at the renegotiated rate if the loan is in compliance with the modified terms, no principal reduction has been granted and the loan has demonstrated the ability to perform in accordance with the renegotiated terms for a period of at least six months.

Allowance for Loan Losses

The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to income. Loan losses are charged against the allowance when management believes the uncollectability of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. When historical data is not available, management relies upon available peer data. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

The allowance consists of allocated and general components. The allocated component relates to loans that are classified as impaired. For those loans that are classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers nonimpaired loans and is based on historical charge-off experience by segment. The historical loss experience is determined by portfolio segment and is based on the actual loss history experienced by the Company over the prior three years. Management believes the three-year historical loss experience methodology is appropriate in the current economic environment. Other adjustments (qualitative/environmental considerations) for each segment may be added to the allowance for each loan segment after an assessment of internal or external influences on credit quality that are not fully reflected in the historical loss or risk rating data.

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due, based on the loan’s current payment status and the borrower’s financial condition, including available sources of cash flows. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis for non-homogenous type loans such as commercial, non-owner-occupied residential, multi-family, nonresidential and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price or the fair value of the collateral if the loan is collateral dependent. For impaired loans where the Company utilizes the discounted cash flows to determine the level of impairment, the Company includes the entire change in the present value of cash flows as bad debt expense.

The fair values of collateral dependent impaired loans are based on independent appraisals of the collateral. In general, the Company acquires an updated appraisal upon identification of impairment and annually thereafter for commercial, commercial real estate and multi-family loans. If the most recent appraisal is over a year old, and a new appraisal is not performed, due to lack of comparable values or other reasons, the existing appraisal is utilized and discounted based on the age of the appraisal, condition of the subject property and overall economic conditions. After determining the collateral value as described, the fair value is calculated based on the determined collateral value less selling expenses. The potential for outdated appraisal values is considered in our determination of the allowance for loan losses through our analysis of various trends and conditions including the local economy, trends in charge-offs and delinquencies, etc. and the related qualitative adjustments assigned by the Company.

Segments of loans with similar risk characteristics are collectively evaluated for impairment based on the segment’s historical loss experience adjusted for changes in trends, conditions and other relevant factors that affect repayment of the loans. Accordingly, the Company does not separately identify individual consumer and residential loans for impairment measurements, unless such loans are the subject of a restructuring agreement due to financial difficulties of the borrower.

In the course of working with borrowers, the Company may choose to restructure the contractual terms of certain loans. In this scenario, the Company attempts to work out an alternative payment schedule with the borrower in order to optimize collectability of the loan. Any loans that are modified are reviewed by the Company to identify if a troubled debt restructuring (TDR) has occurred, which is when, for economic or legal reasons related to a borrower’s financial difficulties, the Company grants a concession to the borrower that it would not otherwise consider. Terms may be modified to fit the ability of the borrower to repay in line with the borrower’s current financial status, and the restructuring of the loan may include the transfer of assets from the borrower to satisfy the debt, a modification of loan terms or a combination of the two. If such efforts by the Company do not result in a satisfactory arrangement, the loan is referred to legal counsel, at which time foreclosure proceedings are initiated. At any time prior to a sale of the property at foreclosure, the Company may terminate foreclosure proceedings if the borrower is able to work out a satisfactory payment plan.

It is the Company’s policy that any restructured loans on nonaccrual status prior to being restructured remain on nonaccrual status until six months of satisfactory borrower performance, at which time management would consider its return to accrual status. If a loan was accruing at the time of restructuring, the Company reviews the loan to determine if it is appropriate to continue the accrual of interest on the restructured loan.

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

Bank Owned Life Insurance

The Company has purchased life insurance on certain employees. Bank owned life insurance is recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other charges or other amounts due that are probable at settlement.

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

At June 30, 2023 and 2022, there were no foreclosed residential real estate properties recorded as a result of obtaining physical possession of the property.

At June 30, 2023, there were no loans secured by residential real estate property for which formal foreclosure proceeds are in process. At June 30, 2022, the Company had one loan of $39,000 secured by residential real estate in process of foreclosure, subsequent to that date, the buyer brought the loan current and the foreclosure process has ceased.

Income Taxes

The Company accounts for income taxes in accordance with income tax accounting guidance (ASC 740, Income Taxes). The income tax accounting guidance results in two components of income tax expense: current and deferred. Current income tax expense reflects taxes to be paid or refunded for the current period by applying the provisions of the enacted tax law to the taxable income or excess of deductions over revenues. The Company determines deferred income taxes using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is based on the tax effects of the differences between the book and tax basis of assets and liabilities, and enacted changes in tax rates and laws are recognized in the period in which they occur.

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

If necessary, the Company recognizes interest and penalties on income taxes as a component of income tax expense.

With a few exceptions, the Company is no longer subject to examination by tax authorities for calendar years before 2020. As of June 30, 2023, the Company had no material uncertain income tax positions.

Employee Stock Ownership Plan (ESOP)

The cost of shares issued to the Employee Stock Ownership Plan (“ESOP”), but not yet allocated to participants, is shown as a reduction of shareholders’ equity. Compensation expense is based on the average fair value of shares as they are committed to be released to participant accounts.

Loss Per Share

Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding during the year. Unallocated common shares held by the ESOP are shown as a reduction in shareholders’ equity and are excluded from weighted-average common shares outstanding for both basic and diluted earnings per share calculations until they are committed to be released.

The Company had no dilutive or potentially dilutive securities during the year ended June 30, 2023.

Comprehensive Loss

Comprehensive income (loss) consists of net income (loss) and other comprehensive income (loss), net of applicable income taxes. Other comprehensive income (loss) includes unrealized appreciation (depreciation) on available-for-sale securities and, if necessary, unrealized appreciation (depreciation) on available-for-sale securities for which a portion of an other-than-temporary impairment has been recognized in income and changes in the funded status of the defined benefit pension plan.

Accumulated other comprehensive loss consists of the cumulative unrealized gains and losses on available-for-sale securities, and the cumulative unrealized gain or loss for the funded status of the defined benefit plan pension plan liability, net of tax.

Revenue Recognition

The Company accounts for revenue recognition in accordance with Accounting Standards Update (ASU) 2014-09 "Revenue from Contracts with Customers" (Accounting Standards Codification (ASC) 606). ASC 606 provides that an entity should recognize revenue to depict the transfer of promised goods and services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Interest income, net securities gains (losses) and income from bank-owned life insurance are not included within the scope of ASC 606. For the revenue streams in the scope of ASC 606, service charges on deposits and electronic banking fees, there are no significant judgments related to the amount and timing of revenue recognition. All of the Company’s in scope revenue from contracts with customers is recognized within other noninterest income.

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

The CECL model utilizes a lifetime “expected credit loss” measurement objective for the recognition of credit losses for loans, held-to-maturity securities and other receivables at the time the financial asset is originated or acquired. The expected credit losses are adjusted each period for changes in expected lifetime credit losses. For available-for-sale securities where fair value is less than cost, credit-related impairment, if any, will be recognized in an allowance for credit losses and adjusted each period for changes in expected credit risk. This model replaces the multiple existing impairment models, which generally require that a loss be incurred before it is recognized. The CECL model represents a significant change from existing practice and may result in material changes to the Company’s accounting for financial instruments. The Company is evaluating the effect ASU 2016-13 will have on its financial statements and related disclosures. The impact of the ASU will depend upon the state of the economy and the nature of our portfolios at the date of adoption. The new standard is effective for the Company for fiscal years beginning after December 15, 2022 (July 1, 2023 as to the Company), including interim periods within those fiscal years. The Company has not yet adopted ASU 2016-13 but is currently evaluating several CECL estimation methodologies and models, with a primary focus on the Scaled CECL Allowance for Losses Estimator (SCALE) Method and the Weighted-Average Remaining Maturity (WARM) method, and the quantitative impact the effect ASU 2016-13 will have on its financial statements and related disclosures. The effect is not yet known or reasonably estimable.

Note 3:Debt Securities

The amortized cost and fair values, together with gross unrealized gains and losses of securities are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Approximate
	Cost	Gains	Losses	Fair Value
Available-for-sale Securities:
June 30, 2023
U.S. Government agencies	$7,000,000	$1,410	$471,900	$6,529,510
Mortgage-backed Government
Sponsored Enterprises (GSEs)	31,081,408	961	2,153,110	28,929,259
Collateralized mortgage obligations (CMOs)	30,633,725	12,253	261,388	30,384,590
Subordinated debt	1,000,000	—	139,530	860,470
State and political subdivisions	4,561,709	—	680,344	3,881,365
	$74,276,842	$14,624	$3,706,272	$70,585,194

		Gross	Gross
	Amortized	Unrealized	Unrealized	Approximate
	Cost	Gains	Losses	Fair Value
Available-for-sale Securities:
June 30, 2022
U.S. Government agencies	$6,000,000	$—	$318,720	$5,681,280
Mortgage-backed Government
Sponsored Enterprises (GSEs)	17,022,130	8,405	1,629,577	15,400,958
State and political subdivisions	4,123,874	—	711,702	3,412,172
	$27,146,004	$8,405	$2,659,999	$24,494,410

The amortized cost and fair value of available-for-sale securities at June 30, 2023, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties:

	June 30, 2023
	Available-for-sale
	Amortized	Fair
	Cost	Value
Within one year	$—	$—
One to five years	7,421,837	6,920,950
Five to ten years	3,446,953	2,967,503
After ten years	1,692,919	1,382,892
	12,561,709	11,271,345
Mortgage-backed GSE's and CMO's	61,715,133	59,313,849
Totals	$74,276,842	$70,585,194

The carrying value of securities pledged as collateral, to secure public deposits and for other purposes, was $7,201,000 and $4,652,000 at June 30, 2023 and 2022, respectively.

Proceeds from sales of securities totaled $9,708,000 during the fiscal year ended June 30, 2022. Such sales resulted in realized losses of $291,000. There were no sales of securities during the fiscal year ended June 30, 2023.

Certain investments in debt securities are reported in the financial statements at an amount less than their historical cost. Total fair value of these investments at June 30, 2023 and 2022, was $61,878,925 and $22,516,560, which is approximately 88 percent and 92 percent, respectively, of the fair value of the Company’s total investment portfolio. These declines primarily resulted from changes in market interest rates.

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

The following tables show the Company’s investments’ gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment class and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2023 and 2022:

	June 30, 2023
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
U.S. Government agencies	$—	$—	$5,528,100	$471,900	$5,528,100	$471,900
Mortgage-backed Government
Sponsored Enterprises (GSEs)	17,561,545	278,848	11,312,858	1,874,262	28,874,403	2,153,110
Collateralized mortgage obligations	22,734,587	261,388	—	—	22,734,587	261,388
Subordinated debt	860,470	139,530	—	—	860,470	139,530
State and political subdivisions	448,750	8,324	3,432,615	672,020	3,881,365	680,344
Total temporarily impaired securities	$41,605,352	$688,090	$20,273,573	$3,018,182	$61,878,925	$3,706,272

	June 30, 2022
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
U.S. Government agencies	$5,681,280	$318,720	$—	$—	$5,681,280	$318,720
Mortgage-backed Government
Sponsored Enterprises (GSEs)	8,327,314	802,556	5,095,794	827,021	13,423,108	1,629,577
State and political subdivisions	1,856,557	347,775	1,555,615	363,927	3,412,172	711,702
Total temporarily impaired securities	$15,865,151	$1,469,051	$6,651,409	$1,190,948	$22,516,560	$2,659,999

U.S. Government Agencies and State and Political Subdivisions and Subordinated Debt

Unrealized losses on these securities have not been recognized into income because the issuers’ bonds are of high credit quality, values have only been impacted by changes in interest rates since the securities were purchased, and the Company has the intent and ability to hold the securities for the foreseeable future. The fair value is expected to recover as the bonds approach the maturity date. Because the decline in market value is attributable to changes in market interest rates, and not credit quality, and because the Company typically does not intend to sell the investments and it is not more likely than not the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at June 30, 2023

Mortgage-backed GSE’s, Collateralized Mortgage Obligations

The unrealized losses on the Company’s investment in residential mortgage-backed securities and collateralized mortgage obligations were caused by changes in interest rates and illiquidity. The Company expects to recover the amortized cost basis over the term of the securities. Because the decline in market value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at June 30, 2023.

Note 4:Loans and Allowance for Loan Losses

Categories of loans at June 30 include:

	June 30,
	2023	2022

Real estate loans:
Commercial	$6,009,615	$5,136,407
Residential	65,857,446	65,638,154
Multifamily	688,393	718,911
Agricultural	4,044,648	3,450,672
Construction and land	8,567,060	6,006,613
Home equity line of credit (HELOC)	355,296	264,421
Commercial and industrial	3,398,557	339,094
Consumer	801,476	713,323
Total loans	89,722,491	82,267,595
Less:
Undisbursed loans in process	8,202,918	4,324,320
Net deferred loan fees	47,756	10,203
Allowance for loan losses	263,422	222,884
Net loans	$81,208,395	$77,710,188

The following tables present the activity in the allowance for loan losses based on portfolio segment for the years ended June 30, 2023 and 2022.

	Balance	Provision (credit)			Balance
	July 1, 2022	for loan losses	Charge-offs	Recoveries	June 30, 2023

Real estate loans:
Commercial	$20,643	$6,736	$—	$—	$27,379
Residential	177,830	(10,116)	—	—	167,714
Multifamily	1,926	(140)	—	—	1,786
Agricultural	13,868	3,223	—	—	17,091
Construction and land	5,477	7,014	—	—	12,491
Home equity line of credit (HELOC)	1,306	33,473	—	—	34,779
Commercial and industrial	709	173	—	—	882
Consumer	1,125	175	—	—	1,300

Total loans	$222,884	$40,538	$—	$—	$263,422

	Balance	Provision (credit)			Balance
	July 1, 2021	for loan losses	Charge-offs	Recoveries	June 30, 2022

Real estate loans:
Commercial	$27,506	$(6,863)	$—	$—	$20,643
Residential	176,498	1,332	—	—	177,830
Multifamily	—	1,926	—	—	1,926
Agricultural	8,334	5,534	—	—	13,868
Construction and land	7,723	(2,246)	—	—	5,477
Home equity line of credit (HELOC)	577	729	—	—	1,306
Commercial and industrial	1,437	(728)	—	—	709
Consumer	809	316	—	—	1,125

Total loans	$222,884	$—	$—	$—	$222,884

The following tables present the balance in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method as of June 30, 2023 and 2022:

	Allowance for loan losses		Loans
	Ending balance, evaluated for impairment		Ending balance, evaluated for impairment
	Individually	Collectively	Individually	Collectively
June 30, 2023
Real estate loans:
Commercial	$—	$27,379	$—	$6,009,615
Residential	7	167,707	304,096	65,553,350
Multifamily	—	1,786	—	688,393
Agricultural	—	17,091	—	4,044,648
Construction and land	—	12,491	—	8,567,060
Home equity line of credit (HELOC)	—	34,779	—	355,296
Commercial and industrial	—	882	—	3,398,557
Consumer	—	1,300	—	801,476

Total loans	$7	$263,415	$304,096	$89,418,395

June 30, 2022
Real estate loans:
Commercial	$—	$20,643	$—	$5,136,407
Residential	2,734	175,096	359,263	65,278,891
Multifamily	—	1,926	—	718,911
Agricultural	—	13,868	—	3,450,672
Construction and land	—	5,477	—	6,006,613
Home equity line of credit (HELOC)	—	1,306	—	264,421
Commercial and industrial	—	709	—	339,094
Consumer	—	1,125	—	713,323

Total loans	$2,734	$220,150	$359,263	$81,908,332

The Company has adopted a standard loan grading system for all non-residential real estate loans. Loan grades are numbered 1 through 8. Grades 1 through 3 are considered satisfactory grades. The grade of 4, Monitor, represents loans requiring more than normal attention. The grade of 5, Special Mention, represents loans of lower quality and is considered criticized. The grades of 6, or Substandard, and 7, Doubtful, refer to loans that are classified.

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

Information regarding the credit quality indicators most closely monitored for other than residential real estate loans by class as of June 30, 2023 and 2022, follows:

			Special
	Pass	Monitor	Mention	Substandard	Doubtful	Total
June 30, 2023
Real estate loans:
Commercial	$5,868,689	$140,926	$—	$—	$—	$6,009,615
Multifamily	688,393	—	—	—	—	688,393
Agricultural	3,822,067	222,581	—	—	—	4,044,648
Construction and land	5,254,192	3,274,936	—	37,932	—	8,567,060
Commercial and industrial	3,398,557	—	—	—	—	3,398,557
Consumer	801,476	—	—	—	—	801,476

Total loans	$19,833,374	$3,638,443	$—	$37,932	$—	$23,509,749

June 30, 2022
Real estate loans:
Commercial	$4,963,148	$173,259	$—	$—	$—	$5,136,407
Multifamily	718,911	—	—	—	—	718,911
Agricultural	3,212,171	238,501	—	—	—	3,450,672
Construction and land	79,160	5,887,572	—	39,881	—	6,006,613
Commercial and industrial	304,607	34,487	—	—	—	339,094
Consumer	713,323	—	—	—	—	713,323

Total loans	$9,991,320	$6,333,819	$—	$39,881	$—	$16,365,020

The following tables present the credit risk profile of the Company’s residential real estate loan portfolio based on internal rating category and payment activity as of June 30, 2023 and 2022:

	Performing	Nonperforming	Total
June 30, 2023
Real estate loans:
Residential	$65,553,350	$304,096	$65,857,446
Home equity line of credit (HELOC)	355,296	—	355,296
	$65,908,646	$304,096	$66,212,742

	Performing	Nonperforming	Total
June 30, 2022
Real estate loans:
Residential	$65,412,572	$225,582	$65,638,154
Home equity line of credit (HELOC)	264,421	—	264,421
	$65,676,993	$225,582	$65,902,575

The Company evaluates the loan risk grading system definitions and allowance for loan losses methodology on an ongoing basis. No significant changes were made to either during the past year.

The following tables present the Company’s loan portfolio aging analysis of the recorded investment in loans as of June 30, 2023 and 2022:

	June 30, 2023
			Greater Than				Total Loans >
	30-59 Days	60-89 Days	90 Days	Total		Total Loans	90 Days &
	Past Due	Past Due	Past Due	Past Due	Current	Receivable	Accruing

Real estate loans:
Commercial	$—	$—	$—	$—	$6,009,615	$6,009,615	$—
Residential	—	616,352	117,395	733,747	65,123,699	65,857,446	—
Multifamily	—	—	—	—	688,393	688,393	—
Agricultural	—	—	—	—	4,044,648	4,044,648	—
Construction and land	—	—	—	—	8,567,060	8,567,060	—
HELOC	—	—	—	—	355,296	355,296	—
Commercial and industrial	—	—	—	—	3,398,557	3,398,557	—
Consumer	—	—	—	—	801,476	801,476	—

Total	$—	$616,352	$117,395	$733,747	$88,988,744	$89,722,491	$—

	June 30, 2022
			Greater Than				Total Loans >
	30-59 Days	60-89 Days	90 Days	Total		Total Loans	90 Days &
	Past Due	Past Due	Past Due	Past Due	Current	Receivable	Accruing

Real estate loans:
Commercial	$—	$—	$—	$—	$5,136,407	$5,136,407	$—
Residential	—	89,856	217,019	306,875	65,331,279	65,638,154	133,681
Multifamily	—	—	—	—	718,911	718,911	—
Agricultural	—	—	—	—	3,450,672	3,450,672	—
Construction and land	—	—	—	—	6,006,613	6,006,613	—
HELOC	—	—	—	—	264,421	264,421	—
Commercial and industrial	—	—	—	—	339,094	339,094	—
Consumer	—	—	—	—	713,323	713,323	—

Total	$—	$89,856	$217,019	$306,875	$81,960,720	$82,267,595	$133,681

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement.

Information on impaired loans as of and for the years ended June 30, 2023 and 2022 is as follows.

	As of and for the year ended June 30, 2023
		Unpaid		Average Balance of	Interest
	Recorded	Principal	Specific	Impaired	Income
	Balance	Balance	Allowance	Loans	Recognized
Loans without a specific valuation allowance:
Real estate
Residential	$243,764	$243,764	$—	$248,057	$7,456

Loans with a specific valuation allowance:
Real estate
Residential	60,332	60,332	7	61,670	3,886

Totals	$304,096	$304,096	$7	$309,727	$11,342

	As of and for the year ended June 30, 2022
		Unpaid		Average Balance of	Interest
	Recorded	Principal	Specific	Impaired	Income
	Balance	Balance	Allowance	Loans	Recognized

Loans without a specific valuation allowance:
Real estate
Residential	$296,204	$296,204	$—	$301,041	$6,005

Loans with a specific valuation allowance:
Real estate
Residential	63,059	63,059	2,734	64,319	4,028

Totals	$359,263	$359,263	$2,734	$365,360	$10,033

Nonaccrual loans as of June 30, 2023 and 2022 are as follows:

	June 30,
	2023	2022

Residential real estate loans	$304,096	$225,582

Total nonaccrual	$304,096	$225,582

There were no significant loans modified in a troubled debt restructuring during the years ended June 30, 2023 and 2022. There were no troubled debt restructurings modified in the past 12 months that subsequently defaulted for the years ended June 30, 2023 and 2022.

Note 5:Premises and Equipment

Major classifications of premises and equipment, stated at cost, at June 30, 2023 and 2022, are as follows:

	2023	2022

Land	$572,183	$558,183
Buildings and improvements	1,357,006	1,324,017
Furniture and equipment	1,099,722	1,060,167
IT equipment and improvements	65,741	48,160

	3,094,652	2,990,527
Less accumulated depreciation	1,685,305	1,618,893

Net premises and equipment	$1,409,347	$1,371,634

Note 6:Time Deposits

Time deposits in denominations of $250,000 or more were $5,716,000 and $3,062,000 at June 30, 2023 and 2022, respectively.

At June 30, 2023, the scheduled maturities of time deposits were as follows:

Maturing year ending June 30,
2024	$24,807,064
2025	10,037,822
2026	2,664,914
2027	2,360,870
2028	11,549,826
Thereafter	—
$51,420,496

Note 7:Borrowings

The Company had outstanding borrowings comprised solely of advances from the Federal Home Loan Bank (FHLB) totaling $6,200,000, at a variable rate of 5.19 percent, as of June 30, 2023, which were scheduled to mature within one year. The Company had no FHLB advances outstanding as of June 30, 2022.

Based on collateral pledged, consisting of all shares of FHLB stock owned and a blanket pledge of approximately $63,155,000 and $79,927,000 of its qualifying mortgage loans as of June 30, 2023 and 2022, respectively, the Company was eligible to borrow up to an additional $38,835,000 as of June 30, 2023.

Note 8:Income Taxes

The provision for income taxes includes these components:

	2023	2022

Taxes currently payable	$(6,769)	$5,702
Deferred income taxes	(175,944)	(37,031)

Income tax expense (benefit)	$(182,713)	$(31,329)

A reconciliation of the federal income tax expense (benefit) at the statutory rate to the Company’s actual income tax expense (benefit) is shown below:

	2023	2022

Computed at statutory rate (21%)	$(152,900)	$(8,499)
Increase (decrease) resulting from:
Bank-owned life insurance	(23,397)	(22,739)
ESOP	17,982	—
Nontaxable interest income on municipal securities	(9,070)	(9,139)
Other	(15,328)	9,048

Actual income tax benefit	$(182,713)	$(31,329)

The composition of the Company’s net deferred tax asset at June 30, 2023 and 2022, is as follows:

	2023	2022
Deferred tax assets
Allowance for loan losses	$55,319	$46,806
Unrealized losses on available-for-sale securities	775,246	556,835
Net operating loss carryforward	86,723	—
Other	70,283	66,939

Deferred tax assets	987,571	670,580

Deferred tax liabilities
Depreciation	(27,640)	(37,090)
Federal Home Loan Bank stock dividends	(83,328)	(151,242)
Defined benefit pension plan	(17,290)	—

Deferred tax liabilities	(128,258)	(188,332)

Net deferred tax asset	$859,313	$482,248

Retained earnings at both June 30, 2023 and 2022, includes approximately $1.8 million for which no deferred federal income tax liability has been recognized. This amount represents an allocation of income to bad debt deductions for tax purposes only. Reduction of amounts so allocated for purposes other than tax bad debt losses or adjustments arising from carryback of net operating losses would create income for tax purposes only, which would be subject to the then-current corporate income tax rate. The deferred income tax liability on the preceding amount that would have been recorded if it was expected to reverse into taxable income in the foreseeable future was approximately $375,000 at June 30, 2023 and 2022. The Company has approximately $413,000 of net operating loss carryforwards at June 30, 2023 that do not expire.

Note 9:Regulatory Matters

The Company is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the Company’s assets, liabilities and certain off-balance-sheet items as calculated under U.S. GAAP reporting requirements and regulatory capital standards. The Company’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Furthermore, the Company’s regulators could require adjustments to regulatory capital not reflected in these financial statements.

On November 13, 2019, the federal regulators finalized and adopted a regulatory capital rule establishing a new community bank leverage ratio (CBLR), which became effective on January 1, 2020. The intent of the CBLR is to provide a simple alternative measure of capital adequacy for electing qualifying depository institutions and depository institution holding companies, as directed under the Economic Growth, Regulatory Relief, and Consumer Protection Act. If a qualifying depository institution, or depository institution holding company, elects to use such measure, such institution or holding company will be considered well capitalized if its ratio of Tier 1 capital to average total consolidated assets (i.e., leverage ratio) exceeds 9 percent, subject to a limited two quarter grace period, during which the leverage ratio cannot go 100 basis points below the then applicable threshold, and will not be required to calculate and report risk-based capital ratios. In April 2020, under the Coronavirus Aid, Relief, and Economic Security Act (CARES Act), the 9 percent leverage ratio threshold was temporarily reduced to 8 percent in response to the COVID-19 pandemic. The threshold increased to 8.5 percent in 2021 and returned to 9 percent in 2022. The Company elected to begin using the CBLR for the first quarter of 2020. The Company’s CBLR was 20.57 percent and 17.54 percent as of June 30, 2023 and 2022, respectively. Management believes, as of June 30, 2023, that the Company met all capital adequacy requirements to which it is subject.

Note 10:Related Party Transactions

The Company’s loans outstanding to certain of its executive officers, directors and their related interests, as of June 30, 2023 and 2022, and activity within those years, was as follows:

	2023	2022
Balance at beginning of year	$4,151,000	$5,154,000
Loans disbursed	60,000	2,000,000
Repayments	(445,000)	(3,003,000)

Balance at end of year	$3,766,000	$4,151,000

At June 30, 2023 and 2022, respectively, $997,000 and $2,200,000, of the related party loan balance was committed and undispersed. In management’s opinion, such loans and other extensions of credit and deposits were made in the ordinary course of business and were made on substantially the same terms (including interest rates and collateral) as those prevailing at the time for comparable transactions with other persons. Further, in management’s opinion, these loans did not involve more than normal risk of collectability or present other unfavorable features.

Deposits from related parties held by the Company at June 30, 2023 and 2022, totaled approximately $2,405,000 and $2,394,000, respectively.

Note 11:Loss Per Share

Basic loss per common share is computed based upon 1,922,924 common shares outstanding during the year, less 149,868 weighted-average shares in the Company’s ESOP that are unallocated and not committed to be released.

Note 12:  Employee Benefits

Pentegra Multi-Employer Plan

The Company participated in a multi-employer defined benefit pension fund through Pentegra Retirement Services (Plan) for periods through December 31, 2022. Effective January 1, 2023, the Company withdrew from the Plan. More specifically, the plan number is 333 and the employer ID number is 13-5645888. This benefit plan is a full service, multiple employer defined benefit pension plan operating under the Employee Retirement Income and Security Act of 1974 (ERISA). The most recent financial statements were issued as of June 30, 2021 and show net assets available for the payment of benefits as $3.97 billion versus the present value of accumulated plan benefits of $5.27 billion. Therefore, the Plan was underfunded by $1.30 billion as of this date. Beginning in fiscal year 2008 the required annual participant contributions have been increased to fund the shortfall over a period of seven years, although participating employers had the option to fund a portion of their shortfall over a 15-year period for the 2010-2012 plan years (not elected by Van Wert). There are no collective bargaining agreements in place that require contributions to the Company Plan.

The Plan is a single plan under Internal Revenue Code Section 413(c) and, as a result, all of the assets stand behind all of the liabilities. Accordingly, under the Plan contributions made by a participating employer may be used to provide benefits to participants of other participating employers.

The Plan had been maintained for all full-time employees who have been employed for a period longer than one year. In March 2016, the Company froze its participation in the Plan for new employees and curtailed future benefits for existing employees. Current costs are funded as incurred. The Company’s contributions to the fund are based on covered employees’ ages and salaries. Pension expense was approximately $96,000 for the fiscal year ended June 30, 2022.

Management elected to withdraw from the Plan effective January 1, 2023. The Company incurred a charge in connection with the withdrawal. Pension expense was approximately $1,120,000 and $96,000 for the fiscal years ended June 30, 2023 and 2022, respectively, with the increase due to the withdrawal charge.

Defined Benefit Pension Plan

In connection with the withdrawal from the Pentegra Plan effective January 1, 2023, the Company established the Van Wert Federal Savings Bank Defined Benefit Plan (the “DB Plan”) as a qualified successor plan. The Company contributed $4,978,000 to the DB Plan and the DB Plan had benefit obligations of $5,008,000 at inception. As permitted under the DB Plan, the Company elected to terminate the DB Plan effective July 1, 2023. Pursuant to the DB Plan termination, all obligations due to the DB Plan participants will be satisfied during the year ended June 30, 2024.

Information about the DB Plan’s funded status and pension cost follows:

2023
Change in benefit obligation:
Beginning of the year	$—
Benefit obligation upon transfer from Pentegra plan - projected	5,007,614
Service cost	16,000
Interest cost	83,992
Actuarial gain	(86,514)
Benefits paid	(97,520)
Administrative expenses	(28,725)

Net periodic pension cost	4,894,847

Change in plan assets:
Beginning of the year	—
Transfer from Pentegra plan	4,977,837
Actual return on assets	77,696
Administrative expenses	(28,725)
Benefits paid	(97,520)

End of the year	4,929,288

Funded status at June 30, 2023	$34,441

Amounts recognized in accumulated other comprehensive loss not yet recognized as components of net periodic benefit cost consist of the following:

2023
Net gain	$82,333
Prior service cost	—
$82,333

Information for the pension plan with respect to benefit obligation and plan assets is as follows:

2023
Projected benefit obligation	$4,894,847
Fair value of plan assets	$4,929,288

2023
Components of net periodic benefit cost:
Service cost	$16,000
Interest cost	83,992
Expected return on plan assets	(81,877)
Net periodic pension cost	18,115
Recognition of underfunded pension
benefit obligation at transition	29,777
Expense recognized	$47,892

Significant assumptions include the following:

Weighed-average assumptions used to determine benefit obligation:
Discount rate	5.80%

Weighted average assumptions used to determine benefit cost:
Discount rate	5.09%
Expected return on plan assets	5.00%

401(k) Plan

The Company sponsors a 401(k) profit sharing plan covering substantially all employees. Employees are eligible to participate once they have reached age 21 and have completed 90 days of service. The Company will make matching contributions up to 6 percent of an employee’s compensation once the employee has completed 12 months of service. The Company’s expense relative to the plan totaled approximately $68,000 and $60,000 for the years ended June 30, 2023 and 2022, respectively.

Salary Continuation Plan

On August 1, 2016, the Company entered into a salary continuation plan with the Company’s former President to provide additional retirement benefits for the life of the former President, with a guaranteed payout period of 15 years. The plan is intended to be an unfunded, non-qualified deferred compensation plan. The Company’s expense (benefit) relative to the plan totaled approximately $(9,000) and $10,000 for the years ended June 30, 2023 and 2022, respectively. The Company’s liability related to the plan totaled approximately $155,000 and $177,000 as of June 30, 2023 and 2022, respectively.

Employee Stock Ownership Plan (ESOP)

The Company established the ESOP in July 2022 in connection with the Conversion and the ESOP acquired 153,834 shares. The ESOP borrowed from the Company to purchase the shares of the Company’s common stock at $10.00 per share. The Company will make annual contributions to the ESOP and the ESOP uses funds it receives to repay the loan. When loan payments are made, ESOP shares are allocated to participants based on relative compensation and expense is recorded.

Information related to the ESOP as of and during the year ended June 30, 2023 is as follows:

2023
Shares committed to be released to participants	7,692
Shares allocated to participants	—
Unreleased shares	146,142
Total	153,834

Fair value of unreleased shares	$1,899,846

The Company recognized expense related to the ESOP totaling approximately $165,000 during the year ended June 30, 2023.

Note 13:Disclosures about Fair Value of Assets and Liabilities

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

Recurring Measurements

The following table presents the fair value measurements of assets recognized in the accompanying balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2023 and 2022:

		Fair Value Measurements Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
	Fair	Identical Assets	Observable Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)

June 30, 2023
U.S. Government agencies	$6,529,510	$—	$6,529,510	$—
Mortgage-backed GSEs	28,929,259	—	28,929,259	—
Collateralized mortgage obligations	30,384,590	—	30,384,590	—
Subordinated debt	860,470	—	860,470	—
State and political subdivisions	3,881,365	—	3,881,365	—

June 30, 2022
U.S. Government agencies	$5,681,280	$—	$5,681,280	$—
Mortgage-backed GSEs	15,400,958	—	15,400,958	—
State and political subdivisions	3,412,172	—	3,412,172	—

Following is a description of the valuation methodologies used for assets measured at fair value on a recurring basis and recognized in the accompanying balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy. There are no liabilities measured at fair value on a recurring basis. There have been no significant changes in the valuation techniques during the year ended June 30, 2023.

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

Nonrecurring Measurements

At June 30, 2023, the Company had one loan measured at fair value with a carrying value of $60,000, which is classified within Level 3 of the fair value hierarchy. The fair value of the loan is estimated using third-party appraisals of the collateral, less estimated costs to sell. The Company had no assets or liabilities measured at fair value on a nonrecurring basis at June 30, 2022.

The estimated fair values of the Company’s financial instruments not carried at fair value on the consolidated balance sheets are as follows:

	Carrying	Fair	Fair Value Measurements Using
	Value	Value	(Level 1)	(Level 2)	(Level 3)
June 30, 2023
Financial assets:
Cash and due from banks	$5,515,728	$5,515,728	$5,515,728	$—	$—
Loans, net	81,208,395	73,268,657	—	—	73,268,657
FHLB Stock	396,800	396,800	—	396,800	—
Accrued interest receivable	498,807	498,807	498,807	—	—

Financial liabilities:
Deposits	119,991,581	120,415,085	68,571,085	—	51,844,000
Borrowings	6,200,000	6,191,000	—	—	6,191,000
Accrued interest payable	55,667	55,667	55,667	—	—

June 30, 2022
Financial assets:
Cash and due from banks	$36,711,842	$36,711,842	$36,711,842	$—	$—
Interest-bearing time deposits	1,470,000	1,470,000	1,470,000	—	—
Loans, net	77,710,188	73,828,181	—	—	73,828,181
FHLB Stock	1,012,900	1,012,900	—	1,012,900	—
Accrued interest receivable	219,195	219,195	219,195	—	—

Financial liabilities:
Deposits	109,990,209	109,936,154	74,773,154	—	35,163,000
Accrued interest payable	5	5	5	—	—

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

Note 14: Commitments and Credit Risks

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

Management uses the same credit policies in granting lines of credit as it does for on-balance-sheet instruments:

	June 30,
	2023	2022

Commitments to originate loans	$7,028,000	$278,000
Undisbursed balance of loans closed	3,994,000	6,457,000

Total	$11,022,000	$6,735,000

Note 15:Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive income (loss), included in equity, are as follows at June 30, 2023 and 2022:

Accumulated other comprehensive loss at June 30, 2022	$(2,094,759)
Unrealized gains (losses) on available for sale securities	(1,040,054)
Unrealized valuation gain on defined benefit obligation	82,333
Tax benefit from unrealized gains (losses)	201,121
Net current period other comprehensive loss	(756,600)

Accumulated other comprehensive loss at June 30, 2023	$(2,851,359)

Accumulated other comprehensive loss at June 30, 2021	$(75,032)
Other comprehensive loss before reclassification	(2,249,773)
Amounts reclassified from accumulated other comprehensive loss	230,046
Net current period other comprehensive loss	(2,019,727)

Accumulated other comprehensive loss at June 30, 2022	$(2,094,759)

The following are significant amounts reclassified out of accumulated other comprehensive loss for the year ended June 30, 2022:

Amount Reclassified from Accumulated Other Comprehensive Loss For the Year Ended June 30, 2022

Unrealized losses on available-for-sale securities	$291,198
Tax effect	(61,152)

Total security reclassifications for the period	$230,046

Note 16:Risks and Uncertainties

Certain economic uncertainties have arisen resulting from the current inflationary environment and rising interest rate environment which may negatively affect the financial position, results of operations and cash flows of the Company and in particular the collectability of the loan portfolio. The duration of these uncertainties and the ultimate financial effects cannot fully be reasonably estimated at this time.

Note 17:Conversion to Stock Form

On March 3, 2022, the Board of Directors of the Bank adopted a plan of conversion. The plan of conversion was subject to the approval of the Federal Deposit Insurance Corporation and the Office of the Comptroller of the Currency, and the approval by the affirmative vote of at least a majority of the total votes eligible to be cast by the voting members of the Bank at a special meeting. The plan of conversion provided for the Bank to convert into a stock savings bank structure with the establishment of a stock holding company (VWF Bancorp, Inc.), as parent of the Bank. The Bank converted to the stock form of ownership, followed by the issuance of all of the Bank’s outstanding stock to VWF Bancorp, Inc. Pursuant to the plan of conversion, the Bank determined the total offering value and number of shares of common stock based upon an independent appraiser’s valuation.

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

The conversion was accounted for as a change in corporate form with the historic basis of the Bank’s assets, liabilities and equity unchanged as a result. In accordance with OCC regulations, at the time of the conversion, the Bank established a liquidation account. The liquidation account must be maintained for the benefit of eligible account holders and supplemental eligible account holders who continue to maintain their accounts at the Bank after the conversion. The liquidation account will be reduced annually to the extent that eligible holders and supplemental eligible account holders have reduced their qualifying deposits. Subsequent increases will not restore an eligible account holder’s or supplemental eligible account holder’s interest in the liquidation account. In the event of a complete liquidation by the Bank, and only in such event, each eligible account holder and supplemental eligible account holder will be entitled to receive a distribution from the liquidation account in an amount proportionate to the adjusted qualifying account balances then held. The Bank may not pay dividends if those dividends would reduce equity capital below the required liquidation account amount.

VWF Bancorp, Inc. is an emerging growth company, and, for as long as it continues to be an emerging growth company, it may choose to take advantage of exemptions from various reporting requirements applicable to other public companies but not to “emerging growth companies.” VWF Bancorp, Inc. uses the extended transition period to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. Accordingly, its financial statements may not be comparable to the financial statements of public companies that comply with such new or revised accounting standards.

Note 18: Condensed Financial Information (Parent Company Only)

Presented below is condensed financial information as to financial condition, results of operations and cash flows of the Company:

Condensed Balance Sheet

June 30,
2023
Assets
Cash and due from banks	$7,374,159
Investment in Van Wert Federal Savings Bank	31,202,165
Other assets	61,500
Total assets	38,637,824

Liabilities and Shareholders' Equity

Liabilities
Accrued interest payable and other liabilities	139,824

Shareholders' Equity	38,498,000

Total liabilities and shareholders' equity	$38,637,824

Condensed Statement of Operations

For the Year Ended June 30,

June 30,
2023

Operating Income	$—

General, Adminstrative and Other Expenses
Salaries and employee benefits	123,291
Professional services	142,840
Total	266,131

Loss before income tax benefit and equity in loss of subsidiary	(266,131)

Income tax benefits	(61,500)

Loss before equity in loss of subsidiary	(204,631)

Equity in loss of Van Wert Federal Savings Bank	(340,753)

Net Loss	$(545,384)

Condensed Statement of Cash Flows

For the Year Ended June 30,

June 30,
2023
Operating Activities
Net loss	$(545,384)
Items not requiring (providing) cash:
Equity in loss of subsidiary	340,753
Shares allocated to ESOP	106,391
Net change in other assets and liabilities	78,325
Net cash used in operating activities	(19,915)

Investing Activities
Investment in subsidiary	(8,932,413)

Financing Activities
Proceeds from issuance of common stock	16,326,487

Net change in cash and cash equivalents	7,374,159

Cash and cash equivalents at beginning of year	—

Cash and cash equivalents at end of year	$7,374,159

Note 19:Subsequent Events

Subsequent events have been evaluated through October 6, 2023, which is the date the financial statements were issued.

ITEM 9.Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.Controls and Procedures

Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer and the Chief Financial Officer and Treasurer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2023. These disclosure controls and procedures are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities and Exchange Act of 1934, as amended, such as this report, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to the Company’s management, including the President and Chief Executive Officer and the Chief Financial Officer and Treasurer, as appropriate, to allow timely decisions regarding the required disclosure. Based on that evaluation, the Company’s management, including the President and Chief Executive Officer and the Chief Financial Officer and Treasurer, concluded that the Company’s disclosure controls and procedures were ineffective as of June 30, 2023.

Internal Controls Over Financial Reporting

Management’s Annual Report on Internal Control Over Financial Reporting

The Company’s management, including the President and Chief Executive Officer and the Chief Financial Officer and Treasurer, is responsible for establishing and maintaining adequate internal control over the Company’s financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities and Exchange Act of 1934, as amended). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of the Company’s financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As of June 30, 2023, the Company’s management, including the Company’s principal executive officer and principal financial officer, has assessed the effectiveness of its internal control over financial reporting using the criteria set forth in the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). Based on the assessment using those criteria, management identified material weaknesses related to the Company’s internal control over financial reporting and, as such, concluded that the Company’s internal control over financial reporting was ineffective as of June 30, 2023. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements would not be prevented or detected on a timely basis. The following material weaknesses were identified in the Company’s internal control over financial reporting:

●	The Company’s control environment failed to demonstrate a commitment to attract, develop, and retain competent individuals in the area of internal control over financial reporting. The material weakness did not result in a misstatement.
●	The Company failed to design and maintain effective controls over segregation of duties with respect to the review, posting and approval of journal entries. The material weakness did not result in a misstatement.

●	The Company failed to design and maintain effective controls over the timely preparation and review of account reconciliations. The material weakness did not result in a misstatement.
●	The Company failed to fully evaluate ASU2016-13 and the quantitative impacts of the adoption of that standard. The standard was to be adopted as of July 1, 2023 and would not have impacted financial results as of June 30, 2023. As such, the material weakness did not result in a misstatement.

Attestation Report of the Registered Public Accounting Firm

This report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to the rules of the SEC that permit the Company to provide only the management’s report in this report.

Changes in Internal Control Over Financial Reporting

During the quarter ended June 30, 2023, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company appointed a new President and Chief Executive Officer on January 1, 2023 and a new Chief Financial Officer and Treasurer on April 17, 2023 and the Company’s management intends to continue to develop and implement its internal controls over financial reporting. Management is currently working on new and enhanced controls, however, the controls have not been designed and/or operated for a sufficient amount of time to conclude that the material weaknesses have been remediated. We will continue to monitor the effectiveness of these controls and will make any further changes management determines appropriate.

ITEM 9B.Other Information

None.

ITEM 9C.Disclosure Regarding Foreign Jurisdictions That Prevent Inspections

Not applicable.

PART III

ITEM 10.Directors, Executive Officers and Corporate Governance

The information relating to the directors and officers of the Company, information regarding compliance with Section 16(a) of the Exchange Act and information regarding the audit committee and audit committee financial expert is incorporated herein by reference to the Company’s Definitive Proxy Statement for the 2023 Annual Meeting of Stockholders (the “Proxy Statement”) under the captions “Proposal 1—Election of Directors,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Nominating Committee Procedures—Procedures to be Followed by Stockholders,” “Corporate Governance—Committees of the Board of Directors” and “—Audit Committee” is incorporated herein by reference.

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

PART IV

ITEM 15.Exhibits and Financial Statement Schedules

3.1	Articles of Incorporation of VWF Bancorp, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-1 filed March 11, 2022)
3.2	Bylaws of VWF Bancorp, Inc. (incorporated by reference to Exhibit 3.2 of the Company’s Registration Statement on Form S-1 filed March 11, 2022)
4.1	Form of Common Stock Certificate of VWF Bancorp, Inc. (incorporated by reference to Exhibit 4 of the Company’s Registration Statement on Form S-1 filed March 11, 2022)
4.2

Description of Securities of VWF Bancorp, Inc. Registered Under Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.2 of the Company’s Annual Report on Form 10-K filed September 28, 2022)

10.1†	Executive Agreement with Gary L. Clay (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed July 18, 2022)
10.2†	Salary Continuation Agreement for Gary L. Clay (incorporated by reference to Exhibit 10.7 of the Company’s Registration Statement on Form S-1 filed March 11, 2022)
10.3†	Van Wert Federal Savings Bank Split Dollar Life Insurance Plan (incorporated by reference to Exhibit 10.5 of the Company’s Registration Statement on Form S-1 filed March 11, 2022)
10.4†

Form of Van Wert Federal Savings Bank Split Dollar Life Insurance Plan Participation Agreement for Certain Executive Officers and Directors (incorporated by reference to Exhibit 10.6 of the Company’s Registration Statement on Form S-1 filed March 11, 2022)

10.5†	Employment Agreement with Michael D. Cahill (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed October 3, 2022)
10.6†	Employment Agreement with Richard W. Brackin (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed April 21, 2023
10.7†	Change in Control Agreement with Andrew D. Holy (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed August 1, 2023)
21.1	Subsidiaries of VWF Bancorp, Inc. (incorporated by reference to Exhibit 21 of the Company’s Registration Statement on Form S-1 filed March 11, 2022)
31.1*

Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
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

* Filed concurrently herewith

† Indicates a management contract or compensatory plan or arrangement

ITEM 16.Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VWF BANCORP, INC.

Date: October 6, 2023	By:	/s/ Michael D. Cahill
Michael D. Cahill
President and Chief Executive Officer
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Michael D. Cahill	Director, President and Chief Executive Officer (Principal Executive Officer)	October 6, 2023
Michael D. Cahill
/s/ Richard W. Brackin	Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)	October 6, 2023
Richard W. Brackin

/s/ Gary L. Clay	Director (Chairman of the Board)	October 6, 2023
Gary L. Clay

/s/ Jon Bagley	Director	October 6, 2023
Jon Bagley

/s/ Charles F. Koch	Director	October 6, 2023
Charles F. Koch

/s/ Michael Keysor	Director	October 6, 2023
Michael Keysor

/s/ Thomas Turnwald	Director	October 6, 2023
Thomas Turnwald