Form 10-Q
period 2023-09-30
VWF Bancorp, Inc.
filed 2023-11-20
CIK 1913838

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2023

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

Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report: N/A

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

There were 1,922,924 shares, par value $0.01 per share, of the registrant’s common stock issued and outstanding as of November 20, 2023.

VWF Bancorp, Inc.

Form 10-Q

Part I. – Financial Information

Item 1.Financial Statements

VWF Bancorp, Inc.

Condensed Consolidated Balance Sheets

September 30, 2023 and June 30, 2023

	September 30,	June 30,
	2023	2023
	(Unaudited)
Assets
Cash and due from banks	$11,026,868	$5,515,728
Available-for-sale debt securities	101,527,478	70,585,194
Loans, net of allowance for credit losses of $439,239 at September 30, 2023 and $263,422 June 30, 2023 respectively	92,264,825	81,208,395
Premises and equipment	1,509,190	1,409,347
Federal Home Loan Bank stock	702,800	396,800
Federal Reserve Bank Stock	536,000	—
Bank owned life insurance	5,253,525	5,223,496
Accrued interest receivable	604,034	498,807
Other assets	1,393,711	1,131,536
Total assets	$214,818,431	$165,969,303

Liabilities and Shareholders' Equity

Liabilities
Deposits
Demand	$26,500,024	$26,551,336
Savings and money market	38,123,901	42,019,749
Time	74,886,452	51,420,496
Total deposits	139,510,377	119,991,581

Advances from the Federal Home Loan Bank	13,000,000	6,200,000
Advances from Federal Reserve Bank	23,000,000	—
Advances from borrowers for taxes and insurance	471,736	628,795
Accrued interest payable and other liabilities	1,312,367	650,927
Total liabilities	177,294,480	127,471,303

Commitments and Contingencies

Shareholders' Equity
Preferred stock, $0.01 par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 14,000,000 shares authorized, 1,922,924 issued at September 30, 2023	19,229	19,229
Additional paid-in capital	17,875,071	17,875,071
Unearned ESOP	(1,461,422)	(1,461,422)
Retained earnings	24,424,456	24,916,481
Accumulated other comprehensive loss	(3,333,383)	(2,851,359)
Total shareholders' equity	37,523,951	38,498,000
Total liabilities and shareholders' equity	$214,818,431	$165,969,303

See Notes to Condensed Consolidated Financial Statements

VWF Bancorp, Inc.

Condensed Consolidated Statements of Operations

For the Three Months Ended September 30, 2023 and 2022

	Three Months Ended
	September 30,
	2023	2022

	(Unaudited)
Interest Income
Loans	$889,674	$687,077
Investment securities	1,045,771	194,217
Interest-bearing deposits and other	145,300	139,877
Total interest income	2,080,745	1,021,171

Interest Expense
Deposits	703,333	71,213
Federal Home Loan Bank and Federal Reserve Bank advances	292,981	—
Total interest expense	996,314	71,213

Net Interest Income	1,084,431	949,958

Provision for Credit Losses - Loans	129,022	—
Provision for Credit Losses - Off Balance Sheet Credit Exposure	(357)	—
Credit Loss Expense	128,665	—

Net Interest Income After Provision for Credit Losses	955,766	949,958

Noninterest Income
Bank owned life insurance	30,029	27,426
Gain on disposal of assets	2,866	—
Other income	11,437	26,750
Total noninterest income	44,332	54,176

Noninterest Expense
Salaries and employee benefits	714,781	385,518
Directors fees	45,700	35,000
Occupancy and equipment	136,410	50,582
Data processing fees	84,269	62,332
Franchise taxes	41,195	38,825
FDIC insurance premiums	19,038	9,900
Professional services	195,946	155,696
Loss on sale of investment securities	1,951	—
Loss on sale of foreclosed property	2,436	—
Other	320,917	85,034
Total noninterest expense	1,562,643	822,887

(Loss) Income before income taxes	(562,545)	181,247

Provision for income taxes (benefits)	(123,686)	26,470
Net (Loss) Income	$(438,859)	$154,777

(Loss) Earnings per share-basic and diluted	$(0.25)	$0.10
Weighted-average shares outstanding-basic and diluted	1,776,782	1,519,110

See Notes to Condensed Consolidated Financial Statements

VWF Bancorp, Inc.

Condensed Consolidated Statements of Comprehensive Loss

For the Three Months Ended September 30, 2023 and 2022

	Three Months Ended
	September 30,
	2023	2022

	(Unaudited)
Net (loss) income	$(438,859)	$154,777

Other comprehensive loss:
Net unrealized losses on available-for-sale securities	(610,158)	(1,094,445)

Tax benefit	128,134	229,834

Other comprehensive loss	(482,024)	(864,611)

Comprehensive loss	$(920,883)	$(709,834)

See Notes to Condensed Consolidated Financial Statements

VWF Bancorp, Inc.

Condensed Consolidated Statements of Changes in Shareholders’ Equity

For the Three Months Ended September 30, 2023 and 2022

					Accumulated
			Unearned		Other
	Common	Additional	ESOP	Retained	Comprehensive	Shareholders'
	Stock	Paid-in Capital	Shares	Earnings	Loss	Equity

	(Unaudited)
Balance at July 1, 2022	$—	$—	$—	$25,461,865	$(2,094,759)	$23,367,106

Proceeds from issuance of shares	19,229	17,845,597	(1,538,339)	—	—	16,326,487

Net income	—	—	—	154,777	—	154,777

Other comprehensive loss	—	—	—	—	(864,611)	(864,611)

Balance at September 30, 2022	$19,229	$17,845,597	$(1,538,339)	$25,616,642	$(2,959,370)	$38,983,759

Balance at July 1, 2023	$19,229	$17,875,071	$(1,461,422)	$24,916,481	$(2,851,359)	$38,498,000

Cumulative-effect adjustment for adoption of ASU 2016-13	—	—	—	(53,166)	—	(53,166)

Balance at July 1, 2023, as adjusted for change in accounting principle	19,229	17,875,071	(1,461,422)	24,863,315	(2,851,359)	38,444,834

ESOP shares committed to be released	—	—	—	—	—	—

Net loss	—	—	—	(438,859)	—	(438,859)

Other comprehensive loss	—	—	—	—	(482,024)	(482,024)

Balance at September 30, 2023	$19,229	$17,875,071	$(1,461,422)	$24,424,456	$(3,333,383)	$37,523,951

See Notes to Condensed Consolidated Financial Statements

VWF Bancorp, Inc.

Condensed Consolidated Statements of Cash Flows

For the Three Months Ended September 30, 2023 and 2022

	Three Months Ended
	September 30,
	2023	2022

	(Unaudited)
Operating Activities
Net (loss) income	$(438,859)	$154,777
Items not requiring (providing) cash:
Depreciation and amortization	19,708	15,187
Amortization of premiums and discounts	(78,192)	18,844
Deferred income taxes	123,066	11,643
Provision for credit losses	129,022	—
Loss on sale of investment securities	1,951	—
Loss on sale of other assets owned	2,436	—
Gain on disposal of assets	(2,866)	—
Increase in cash surrender value of bank-owned life insurance	(30,029)	(27,426)
ESOP compensation expense	28,844	55,228
Changes in:
Accrued interest receivable	(105,227)	(101,582)
Other assets and liabilities	107,489	1,001,778
Net cash (used in) provided by operating activities	(242,657)	1,128,449

Investing Activities
Net change in interest-bearing time deposits	—	490,000
Purchases of available-for-sale securities	(36,971,788)	(17,251,471)
Proceeds from sales of available-for-sale securities	2,989,042	—
Proceeds from calls, maturities and paydowns of available-for-sale securities	2,506,545	570,021
Proceeds from sale of other assets owned	27,303	—
Net change in loans	(11,268,357)	(1,387,960)
Purchase of premises and equipment	(116,685)	—
Purchase of FHLB stock	(505,900)	—
Proceeds from redemption of FHLB stock	199,900	344,200
Purchase of FRB stock	(268,000)	—
Net cash used in investing activities	(43,407,940)	(17,235,210)

Financing Activities
Net increase (decrease) in deposit accounts	19,518,796	(4,030,181)
Proceeds from FHLB advances	13,000,000	—
Repayment of FHLB advances	(6,200,000)	—
Proceeds from FRB advances	23,000,000	—
Net change in advances by borrowers for taxes and insurance	(157,059)	(141,822)
Proceeds from issuance of common stock	—	1,011,257
Net cash provided by (used in) financing activities	49,161,737	(3,160,746)

Increase (Decrease) in Cash and Cash Equivalents	5,511,140	(19,267,507)
Cash and Cash Equivalents, Beginning of Period	5,515,728	36,711,842
Cash and Cash Equivalents, End of Period	$11,026,868	$17,444,335

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Interest on deposits and borrowings	$715,278	$71,888

Supplemental Disclosure of Noncash Financing Activities
Transfers from stock subscriptions to common stock and additional paid-in capital	$—	$15,315,230
Loans transferred to OREO	29,739	—

See Notes to Condensed Consolidated Financial Statements

Note 1:Nature of Operations and Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of VWF Bancorp, Inc. (“VWF Bancorp’ or the “Company”) and its wholly owned subsidiary, Van Wert Federal Savings Bank (“Van Wert Federal” or the “Bank”). All intercompany transactions and balances have been eliminated in consolidation.

Nature of Operations

VWF Bancorp, Inc. (the “Company”), a Maryland corporation and registered savings and loan holding company, was incorporated on February 25, 2022, to serve as the savings and loan holding company for Van Wert Federal Savings Bank (“Van Wert Federal” or the “Bank”) in connection with the Bank’s conversion from the mutual form of organization to the stock form of organization (the “Conversion”). The Conversion was completed on July 13, 2022. The Company’s shares began trading on OTCQB under the symbol “VWFB” on July 14, 2022. VWFB shares began trading on OTCQX on June 30, 2023 under the symbol “VWFB”. In connection with the Conversion, the Company acquired 100% ownership of the Bank and the Company offered and sold 1,922,924 shares of its common stock at $10.00 per share, for gross offering proceeds of $19,229,000. The cost of the conversion and issuance of common stock was approximately $1,364,000, which was deducted from the gross offering proceeds. The Bank’s employee stock ownership plan purchased 153,834 shares of the common stock sold by the Company, which was 8% of the 1,922,924 shares of common stock issued by the Company. The ESOP purchased the shares using a loan from the Company. The Company contributed $8,932,000 of the net proceeds from the offering to the Bank, loaned $1,538,000 of the net proceeds to the ESOP and retained approximately $7,394,000 of the net proceeds.

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

The Bank, which is the sole subsidiary of the Company, is a federally chartered mutual thrift engaged primarily in the business of making residential mortgage loans, commercial loans and accepting deposits. Its operations are conducted through its office located in Van Wert, Ohio. The Bank faces competition from other financial institutions and is subject to the regulation of certain federal and state agencies and undergoes periodic examinations by those regulatory authorities. Effective June 23, 2023, the Bank elected to operate as a “covered savings association” (“CSA”). A CSA has the same rights and privileges as a national bank that has its main office situated in the same location as the home office of the CSA and is subject to the same duties, restrictions, penalties, liabilities, conditions, and limitations that would apply to such a national bank.

Interim Financial Statements

The interim unaudited consolidated financial statements as of September 30, 2023, and for the three months ended September 30, 2023 and 2022, are unaudited and reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. Such adjustments are the only adjustments contained in these unaudited consolidated financial statements. These unaudited consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission and, therefore, certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) have been omitted. The results of operations for the three months ended September 30, 2023, are not necessarily indicative of the results to be achieved for the remainder of the year ending June 30, 2024, or any other period.

The accompanying consolidated financial statements have been derived from and should be read in conjunction with the audited financial statements as of and for the years ended June 30, 2023 and 2022 contained in the Company’s Form 10-K for the fiscal year ended June 30, 2023, filed with the Securities and Exchange Commission on October 6, 2023.

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

Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for credit losses, valuation of real estate acquired in connection with foreclosures or in satisfaction of loans, valuation of deferred tax assets and fair values of financial instruments.

Reclassifications

Certain reclassifications have been made to the September 30, 2022 consolidated financial statements to confirm to the September 30, 2023 consolidated financial statement presentation. These reclassifications had no effect on net earnings.

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

Subsequent to adoption of ASC 326 on July 1, 2023:

Effective July 1, 2023, the Company uses a current expected credit loss ("CECL") model to estimate the allowance for credit losses on debt securities. For available-for-sale debt securities in an unrealized loss position, management first assesses whether it intends to sell, or it is more likely than not that it will be required to sell, the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security's amortized cost basis is written down to fair value through income. For available-for-sale debt securities that do not meet the aforementioned criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors.

If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any decline in fair value that has not been recorded through an allowance for credit losses is recognized in other comprehensive income, net of applicable taxes.

Prior to adoption of ASC 326 on July 1, 2023:

Prior to July 1, 2023, when the fair value of securities was below amortized cost, the Bank’s accounting treatment for an other-than-temporary impairment (OTTI) was as follows:

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

For held-to-maturity debt securities, the amount of OTTI recorded in other comprehensive income for the noncredit portion of a previous OTTI was amortized prospectively over the remaining life of the security on the basis of the timing of future estimated cash flows of the security.

When a credit loss component was separately recognized in earnings, the amount is identified as the total of principal cash flows not expected to be received over the remaining term of the security, as projected based on cash flow projections.

The Company recognized no other-than-temporary impairments during the three months ended September 30, 2022.

Loans

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at their outstanding principal balances adjusted for unearned income, charge-offs, the allowance for credit losses and any unamortized deferred fees or costs on originated loans and unamortized premiums or discounts on purchased loans. For loans amortized at cost, interest income is accrued based on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, as well as premiums and discounts, are deferred and amortized as a level yield adjustment over the respective term of the loan.

The past due status of a loan is based on the contractual terms in the loan agreement. The accrual of interest on a loan is discontinued when the loan becomes 90 days delinquent or whenever management believes the borrower will be unable to make payments as they become due. When loans are placed on nonaccrual status or charged off, all unpaid accrued interest is reversed against interest income. The interest on these loans is subsequently accounted for on the cash basis if collection of the remaining recorded investment in the loan is still expected or using the cost-recovery method when collection of the remaining recorded investment is in doubt. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

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

Allowance for Credit Losses

The Company adopted ASU No. 2016-13 and began accounting for credit losses under ASC 326, Financial Instruments - Credit Losses, on July 1, 2023. The new standard significantly changed the impairment model for most financial assets that are measured at amortized cost, including off-balance sheet credit exposures, from an incurred loss impairment model to an expected credit loss model. Refer to the "New Accounting Pronouncements " section of this note for more information on the impact to the consolidated financial statements.

The allowance for credit losses on loans is a valuation allowance that is deducted from the loans' amortized cost basis to present the net amount expected to be collected on the Company's loan portfolio. The allowance for credit losses on loans is established through provisions for credit losses charged against earnings. When available information confirms that specific loans, or portions thereof, are uncollectible, these amounts are charged against the allowance for credit losses on loans, and subsequent recoveries, if any, are credited to the allowance for credit losses on loans.

Subsequent to adoption of ASC 326 on July 1, 2023:

Effective July 1, 2023, the Company uses a current expected credit loss ("CECL") model to estimate the allowance for credit losses on loans. The CECL model considers historical loss rates and other qualitative adjustments, as well as a new forward-looking component that considers reasonable and supportable forecasts over the expected life of each loan. To develop the allowance for credit losses on loans estimate under the CECL model, the Company segments the loan portfolio into loan pools based on loan type and similar credit risk elements; performs an individual evaluation of certain collateral dependent and other credit-deteriorated loans; calculates the historical loss rates for the segmented loan pools; applies the loss rates over the calculated life of the collectively evaluated loan pools; adjusts for forecasted macro-level economic conditions and other anticipated changes in credit quality; and determines qualitative adjustments based on factors and conditions unique to the Company's loan portfolio.

Under the CECL model, loans that do not share similar risk characteristics with loans in their respective pools are individually evaluated for expected credit losses and are excluded from the collectively evaluated loan credit loss estimates. Management individually evaluates nonaccrual loans and other loans with evidence of credit deterioration. For loans individually evaluated, a specific reserve is estimated based on either the fair value of collateral or the discounted value of expected future cash flows.

A loan is considered to be collateral dependent when, based upon management's assessment, the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. For collateral dependent loans, expected credit losses are based on the fair value of the collateral as of the date of the consolidated balance sheet, with consideration for estimated selling costs if satisfaction of the loan depends on the sale of the collateral.

Management evaluates all collectively evaluated loan pools using the weighted average remaining life ("WARM") methodology. The WARM methodology applies calculated quarterly net loss rates to collectively evaluated loan pools on a periodic basis based on the estimated remaining life of each pool. The estimated losses under the remaining life methodology are then adjusted for qualitative factors deemed appropriate by management.

The estimated remaining life of each pool is determined using annual, pool-based attrition measurements using the Company's loan-level historical data. The Company's historical call report data is utilized for historical loss rate calculations, and the lookback period for each collectively evaluated loan pool is determined by management based upon management’s evaluation of what historical data is most reflective indicator of expected losses. Forecasted historical loss rates are calculated using the Company's historical data based on the lookback, forecast, and reversion period inputs by management. Management elected to utilize an 8-quarter forecast period, with immediate reversion to historical losses after the forecast period.

The quantitative analysis described above is supplemented with other qualitative factors based on the risks present for each collectively evaluated loan pool. These qualitative factors include: changes in lending policies and practices; changes in international, national, regional, and local business conditions; changes in the nature and volume of the portfolio and in terms of loans; changes in lending staff; changes in the volume and severity of past due loans; changes in the quality of the Company’s loan review system; changes in the value of underlying collateral; existence and effect of any concentrations of credit risk and changes in the levels of concentrations; and the effect of other external factors such as competition.

In addition to the allowance for credit losses on loans, the Company maintains a reserve for unfunded loan commitments at a level that management believes is adequate to absorb estimated probable credit losses over the contractual terms of the Company's noncancellable loan commitments. The reserve for unfunded commitments, which is included in Accrued interest payable and other liabilities on the accompanying consolidated balance, is established through provisions for credit losses charged against earnings.

Unfunded loan commitments are segmented into the same pools used for estimating the allowance for credit losses on loans. Estimated credit losses on unfunded loan commitments are based on the same methodology, inputs, and assumptions used to estimate credit losses on collectively evaluated loans, adjusted for estimated funding probabilities. The estimated funding probabilities represent management's estimate of the amount of the current unfunded loan commitment that will be funded over the remaining contractual life of the commitment and is based on historical data, when available, or as determined by management when historical data is not available.

The Company may modify loans to borrowers experiencing financial difficulty and grant certain concessions that include principal forgiveness, a term extension, an other-than-insignificant payment delay, an interest rate reduction, or a combination of these concessions. An assessment of whether the borrower is experiencing financial difficulty is made at the time of the loan modification. Upon the Company's determination that a modified loan (or portion of a loan) has subsequently been deemed uncollectible, the loan (or portion of the loan) is written off. Therefore, the amortized cost basis of the loan is reduced by the uncollectible amount and the allowance for credit losses is adjusted by the same amount.

Prior to adoption of ASC 326 on July 1, 2023:

Prior to July 1, 2023, the Company used an incurred loss impairment model to estimate the allowance for credit losses on loans. This methodology assessed the overall appropriateness of the allowance for credit losses on loans and included allocations for specifically identified impaired loans and loss factors for all remaining loans, with a component primarily based on historical loss rates and another component primarily based on other qualitative factors.

Under the incurred loss impairment model, the allowance for loan losses was based upon management’s periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. When historical data was not available, management relied upon available peer data.

The allowance for loan losses under the incurred loss impairment model consisted of allocated and general components. The allocated component related to loans that were classified as impaired. For those loans that were classified as impaired, an allowance was established when the discounted cash flows (or collateral value or observable market price) of the impaired loan was lower than the carrying value of that loan. The general component covered nonimpaired loans and was based on historical charge-off experience by segment. The historical loss experience was determined by portfolio segment and was based on the actual loss history experienced by the Company over the prior three years. Other adjustments (qualitative/environmental considerations) for each segment were added to the allowance for each loan segment after an assessment of internal or external influences on credit quality that were not fully reflected in the historical loss or risk rating data.

Under the incurred loss impairment model, a loan was considered impaired when, based on current information and events, it was probable that the Company would be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment included payment status, collateral value and the probability of collecting scheduled principal and interest payments when due, based on the loan’s current payment status and the borrower’s financial condition, including available sources of cash flows. Loans that experience insignificant payment delays and payment shortfalls generally were not classified as impaired. Management determined the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed. Impairment was measured on a loan-by-loan basis for non-homogenous type loans such as commercial, non-owner-occupied residential, multi-family, nonresidential and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price or the fair value of the collateral if the loan is collateral dependent. For impaired loans where the Company utilized the discounted cash flows to determine the level of impairment, the Company included the entire change in the present value of cash flows as bad debt expense.

The fair values of collateral dependent impaired loans were based on independent appraisals of the collateral. In general, the Company acquired an updated appraisal upon identification of impairment and annually thereafter for commercial, commercial real estate and multi-family loans. If the most recent appraisal was over a year old, and a new appraisal was not performed, due to lack of comparable values or other reasons, the existing appraisal is utilized and discounted based on the age of the appraisal, condition of the subject property and overall economic conditions. After determining the collateral value as described, the fair value was calculated based on the determined collateral value less selling expenses. The potential for outdated appraisal values was considered in the determination of the allowance for loan losses through analysis of various trends and conditions including the local economy, trends in charge-offs and delinquencies, etc. and the related qualitative adjustments assigned by the Company.

Under the incurred loss impairment model, segments of loans with similar risk characteristics were collectively evaluated for impairment based on the segment’s historical loss experience adjusted for changes in trends, conditions and other relevant factors that affect repayment of the loans. Accordingly, the Company did not separately identify individual consumer and residential loans for impairment measurements, unless such loans were the subject of a restructuring agreement due to financial difficulties of the borrower.

Prior to the adoption of ASU 2022-02, any loans that are modified were reviewed by the Company to identify if a troubled debt restructuring (TDR) had occurred, which was when, for economic or legal reasons related to a borrower’s financial difficulties, the Company granted a concession to the borrower that it would not otherwise consider. With regard to determination of the amount of the allowance for loan losses, troubled debt restructured loans were considered to be impaired. As a result, the determination of the amount of impaired loans for each portfolio segment within troubled debt restructurings was the same as detailed previously.

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

Earnings (Loss) Per Share

Basic earnings (loss) per share (“EPS”) excludes dilution and is calculated by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the period. Diluted EPS is computed in a manner similar to that of basic EPS except that the weighted-average number of common shares outstanding is increased to include the number of incremental common shares that would have been outstanding if all potentially dilutive common stock equivalents were issued during the period. The Company had no potentially dilutive stock equivalents at September 30, 2023. Unallocated common shares held by the Company’s Employee Stock Ownership Plan (“ESOP”) are shown as a reduction in shareholders’ equity and are excluded from weighted-average common shares outstanding for both basic and diluted EPS calculations until they are committed to be released.

The computation for the three months ended September 30, 2023 and 2022 is as follows:

	Three Months Ended
	September 30,
	2023	2022

	(Unaudited)
Net income (loss)	$(438,859)	$154,777

Shares outstanding for basic and diluted loss per share:
Weighted-average shares issued	1,922,924	1,651,206
Less weighted-average unearned ESOP shares	(146,142)	(132,096)
Weighted-average shares outstanding - basic and diluted	1,776,782	1,519,110

Basic and diluted earnings (loss) per share	$(0.25)	$0.10

Note 2:Recent Accounting Pronouncements

Accounting Standards Adopted in 2023

The Company recently adopted the following Accounting Standards Updates (“ASU”) issued by the Financial Accounting Standards Board (“FASB”).

ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments – This standard significantly changes how financial assets measured at amortized cost are presented. Such assets, which include most loans, are presented at the net amount expected to be collected over their remaining contractual lives. Estimated credit losses are based on relevant information about historical experience, current conditions, and reasonable and supportable forecasts that affect the collectibility of the reported amounts. The standard also changes the accounting for credit losses related to available-for-sale securities.

The Company adopted ASU No. 2016-13 on July 1, 2023, and recorded a cumulative effect adjustment of $53,000 to retained earnings . Results for the three months ended September 30, 2023, are presented under Accounting Standards Codification (“ASC”) 326 while prior period amounts continue to be reported in accordance with previously applicable accounting standards generally accepted in the United States (“US GAAP”). See Debt Securities, Loans, and Allowance for Credit Losses on Loans and Unfunded Commitments below for changes to accounting policies and see Notes 3 and 4 for additional disclosures related to this new accounting pronouncement.

ASU No. 2022-02, Troubled Debt Restructurings and Vintage Disclosures, Topic 326 (Financial Instruments-Credit Losses) – This standard eliminates the recognition and measurement guidance for troubled debt restructurings by creditors under ASC Subtopic 310-40, Receivables-Troubled Debt Restructurings by Creditors, and, instead, requires the Company to evaluate (consistent with other loan modification accounting standards) whether a loan modification represents a new loan or a continuation of an existing loan. The amendments to the standard also enhance existing disclosure requirements, and introduce new requirements related to certain modifications of loans made to borrowers experiencing financial difficulty. The Company adopted ASU No. 2022-02 on July 1, 2023, on a prospective basis. See Note 4 for new disclosures related to the new accounting standard.

Note 3:Debt Securities

Debt securities held by the Company generally are classified and recorded in the financial statements as available for sale, with unrealized gains and losses excluded from earnings and reported in other comprehensive income (loss).

The amortized cost and fair values, together with gross unrealized gains and losses of securities, are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Approximate
	Cost	Gains	Losses	Fair Value

	(Unaudited)
Available-for-sale Securities:
September 30, 2023
U.S. Treasury bills	$15,992,936	$—	$11,656	$15,981,280
U.S. Government agencies	7,000,000	—	480,040	6,519,960
Mortgage-backed Government
Sponsored Enterprises (GSEs)	33,812,942	—	2,452,484	31,360,458
Collateralized mortgage obligations (CMOs)	43,464,999	43,965	361,112	43,147,852
Subordinated debt	1,000,000	—	164,245	835,755
State and political subdivisions	4,558,407	—	876,234	3,682,173
	$105,829,284	$43,965	$4,345,771	$101,527,478

		Gross	Gross
	Amortized	Unrealized	Unrealized	Approximate
	Cost	Gains	Losses	Fair Value
Available-for-sale Securities:
June 30, 2023
U.S. Government agencies	$7,000,000	$1,410	$471,900	$6,529,510
Mortgage-backed Government
Sponsored Enterprises (GSEs)	31,081,408	961	2,153,110	28,929,259
Collateralized mortgage obligations	30,633,725	12,253	261,388	30,384,590
Subordinated debt	1,000,000	—	139,530	860,470
State and political subdivisions	4,561,709	—	680,344	3,881,365
	$74,276,842	$14,624	$3,706,272	$70,585,194

The amortized cost and fair value of available-for-sale securities at September 30, 2023, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties:

	September 30, 2023
	Available-for-sale
	Amortized	Fair
	Cost	Value

	(Unaudited)
Within one year	$16,992,936	$16,943,760
One to five years	6,421,310	5,938,122
Five to ten years	3,446,438	2,847,194
After ten years	1,690,659	1,290,092
	28,551,343	27,019,168
Mortgage-backed GSE's and CMO's	77,277,941	74,508,310
Totals	$105,829,284	$101,527,478

The carrying value of securities pledged as collateral, to secure public deposits and for other purposes, was $35,737,000 and $7,201,000 at September 30, 2023 and June 30, 2023, respectively.

During the three months ended September 30, 2022, the Company had no sales of available for sale securities. Proceeds from sales of securities totaled $2,989,000 during the three months ended September 30, 2023. Such sales resulted in realized losses of $2,000.

Certain investments in debt securities are reported in the financial statements at an amount less than their historical cost. Total fair value of these investments at September 30, 2023 and June 30, 2023 was $88,976,028 and $61,878,925 which is approximately 88 percent and 88 percent, respectively, of the fair value of the Company’s total investment portfolio. Management believes that all unrealized losses at September 30, 2023 and June 30, 2023 resulted from temporary changes in interest rates and current market conditions and not a result of credit deterioration.

Information related to unrealized losses in the investment portfolio as of September 30, 2023 and June 30, 2023 is summarized as follows:

	September 30, 2023
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses

	(Unaudited)
U.S. Treasury bills	$15,981,280	$11,656	$—	$—	$15,981,280	$11,656
U.S. Government agencies	992,590	7,410	5,527,370	472,630	6,519,960	480,040
Mortgage-backed Government
Sponsored Enterprises (GSEs)	18,633,037	212,834	12,727,421	2,239,650	31,360,458	2,452,484
Collateralized mortgage obligations	28,253,227	288,409	2,343,175	72,703	30,596,402	361,112
Subordinated debt	—	—	835,755	164,245	835,755	164,245
State and political subdivisions	—	—	3,682,173	876,234	3,682,173	876,234
Total available-for-sale securities	$63,860,134	$520,309	$25,115,894	$3,825,462	$88,976,028	$4,345,771

	June 30, 2023
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
U.S. Government agencies	$—	$—	$5,528,100	$471,900	$5,528,100	$471,900
Mortgage-backed Government
Sponsored Enterprises (GSEs)	17,561,545	278,848	11,312,858	1,874,262	28,874,403	2,153,110
Collateralized mortgage obligations	22,734,587	261,388	—	—	22,734,587	261,388
Subordinated debt	860,470	139,530	—	—	860,470	139,530
State and political subdivisions	448,750	8,324	3,432,615	672,020	3,881,365	680,344
Total available-for-sale securities	$41,605,352	$688,090	$20,273,573	$3,018,182	$61,878,925	$3,706,272

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

Mortgage-backed GSE’s, Collateralized Mortgage Obligations

Unrealized losses on these securities have not been recognized into income because the unrealized losses were caused by changes in interest rates and illiquidity, and not credit quality. The Company has the intent and ability to hold the securities for the foreseeable future. The fair value is expected to recover as the bonds approach the maturity date and the Company expects to recover the amortized cost basis over the term of the securities.

Note 4:Loans and Allowance for Credit Losses

Categories of loans at September 30, 2023 and June 30, 2023 include:

	September 30,	June 30,
	2023	2023
	(Unaudited)
Real estate loans:
Commercial	$6,078,206	$6,009,615
Residential	67,632,829	65,857,446
Multifamily	680,559	688,393
Agricultural	4,018,236	4,044,648
Construction and land	8,571,949	8,567,060
Home equity line of credit (HELOC)	499,481	355,296
Commercial and industrial	7,403,816	3,398,557
Consumer	877,316	801,476
Total loans	95,762,392	89,722,491
Less:
Undisbursed loans in process	3,009,490	8,202,918
Net deferred loan fees	48,838	47,756
Allowance for credit losses	439,239	263,422
Net loans	$92,264,825	$81,208,395

The following tables present the activity in the allowance for credit losses based on portfolio segment for the three months ended September 30, 2023 and 2022.

	Balance	Adoption of	Provision (credit)			Balance
	June 30, 2023	ASC 326	for loan losses	Charge-offs	Recoveries	September 30, 2023

	(Unaudited)
Real estate loans:
Commercial	$27,379	$(2,203)	$15,316	$—	$—	$40,492
Residential	167,714	41,930	4,930	—	—	214,574
Multifamily	1,786	(9)	(20)	—	—	1,757
Agricultural	17,091	(1,196)	(104)	—	—	15,791
Construction and land	12,491	10,144	50,369	—	—	73,004
HELOC	34,779	(33,888)	362	—	—	1,253
Commercial and industrial	882	31,562	58,004	—	—	90,448
Consumer	1,300	455	165	—	—	1,920

Total	$263,422	$46,795	$129,022	$—	$—	$439,239

	Balance	Provision (credit)			Balance
	June 30, 2022	for loan losses	Charge-offs	Recoveries	September 30, 2022

	(Unaudited)
Real estate loans:
Commercial	$20,643	$(949)	$—	$—	$19,694
Residential	177,830	(2,090)	—	—	175,740
Multifamily	1,926	(47)	—	—	1,879
Agricultural	13,868	2,036	—	—	15,904
Construction and land	5,477	610	—	—	6,087
HELOC	1,306	(110)	—	—	1,196
Commercial and industrial	709	595	—	—	1,304
Consumer	1,125	(45)	—	—	1,080

Total	$222,884	$—	$—	$—	$222,884

At September 30, 2023, the Company maintained a reserve for unfunded loan commitments totaling $20,146, which is included in accrued interest payable and other liabilities on the accompanying consolidated balance sheet. As a part of the adoption of ASU No. 2016-13, the Company recorded an initial adjustment to the reserve for unfunded loan commitments of $20,503. The credit for credit losses on unfunded loan commitments totaled $357 for the three months ended September 30, 2023.

The following tables present the balance in the allowance for credit losses and the recorded investment in loans based on portfolio segment as of September 30, 2023 and June 30, 2023:

	Allowance for credit losses		Loans
	Individually	Collectively	Individually	Collectively

	(Unaudited)
September 30, 2023
Real estate loans:
Commercial	$—	$40,492	$—	$6,078,206
Residential	—	214,574	414,058	66,567,684
Multifamily	—	1,757	—	680,559
Agricultural	—	15,791	—	4,018,236
Construction and land	—	73,004	—	6,213,546
HELOC	—	1,253	—	499,481
Commercial and industrial	—	90,448	—	7,403,816
Consumer	—	1,920	—	877,316

Total	$—	$439,239	$414,058	$92,338,844

	Allowance for credit losses		Loans
	Individually	Collectively	Individually	Collectively
June 30, 2023
Real estate loans:
Commercial	$—	$27,379	$—	$6,009,615
Residential	7	167,714	304,096	65,553,350
Multifamily	—	1,786	—	688,393
Agricultural	—	17,091	—	4,044,648
Construction and land	—	12,491	—	8,567,060
HELOC	—	34,779	—	355,296
Commercial and industrial	—	882	—	3,398,557
Consumer	—	1,300	—	801,476

Total	$7	$263,422	$304,096	$89,418,395

The Company has adopted a standard loan grading system for all non-residential real estate loans loans. Loan grades are numbered 1 through 8. Grades 1 through 3 are considered satisfactory grades. The grade of 4, Monitor, represents loans requiring more than normal attention. The grade of 5, Special Mention, represents loans of lower quality and is considered criticized. The grades of 6, or Substandard, and 7, Doubtful, refer to loans that are classified.

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

Internally prepared loan gradings for commercial loans are updated at least annually. Residential real estate and hom equity lines of credit are generally evaluated based on whether or not the loan is performing according to the contractual terms of the loans as of the consolidated balance sheet date.

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

Commercial and Industrial

The commercial and industrial portfolio includes loans to commercial customers for use in financing working capital needs, equipment purchases and expansions. The loans in this category are repaid primarily from the cash flow of a borrower’s principal business operation. Credit risk in these loans is driven by creditworthiness of the borrower and the economic conditions that impact the cash flow stability from business operations. Commercial and industrial loans considered collateral dependent are primarily secured by accounts receivable, inventory, equipment and real estate.

Consumer Loans

These loans include vehicle loans, share loans and unsecured loans. The main risks for these loans are the depreciation of the collateral values (vehicles) and the financial condition of the borrowers. Major employment changes are specifically considered by management. Some consumer loans are unsecured and have no underlying collateral.

The following table reflects loan balances as of September 30, 2023 based on year of origination:

							Revolving Loans
							Amortized
	2024	2023	2022	2021	2020	Prior	Cost Basis	Total
September 30, 2023 (Unaudited)
Commercial
Pass (1-3)	$721,358	$1,040,810	$1,505,275	$312,998	$373,321	$1,991,625	$—	$5,945,387
Monitor (4)	—	—	—	—	—	132,819	—	132,819
Special Mention (5)	—	—	—	—	—	—	—	—
Substandard (6)	—	—	—	—	—	—	—	—
Doubtful (7)	—	—	—	—	—	—	—	—
Total commercial	$721,358	$1,040,810	$1,505,275	$312,998	$373,321	$2,124,444	$—	$6,078,206
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Multifamily
Pass (1-3)	$—	$—	$680,559	$—	$—	$—	$—	$680,559
Monitor (4)	—	—	—	—	—	—	—	—
Special Mention (5)	—	—	—	—	—	—	—	—
Substandard (6)	—	—	—	—	—	—	—	—
Doubtful (7)	—	—	—	—	—	—	—	—
Total multifamily	$—	$—	$680,559	$—	$—	$—	$—	$680,559
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Agricultural
Pass (1-3)	$—	$1,181,889	$983,684	$659,160	$296,000	$674,922	$—	$3,795,655
Monitor (4)	—	—	—	—	—	222,581	—	222,581
Special Mention (5)	—	—	—	—	—	—	—	—
Substandard (6)	—	—	—	—	—	—	—	—
Doubtful (7)	—	—	—	—	—	—	—	—
Total agricultural	$—	$1,181,889	$983,684	$659,160	$296,000	$897,503	$—	$4,018,236
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Construction and land

Pass (1-3)	$789,458	$4,678,760	$26,343	$—	$—	$—	$—	$5,494,561
Monitor (4)	533,403	—	2,506,553	—	—	—	—	3,039,956
Special Mention (5)	—	—	—	—	—	—	—	—
Substandard (6)	—	—	—	—	—	37,432	—	37,432
Doubtful (7)	—	—	—	—	—	—	—	—
Total construction and land	$1,322,861	$4,678,760	$2,532,896	$—	$—	$37,432	$—	$8,571,949
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial and industrial
Pass (1-3)	$6,895,684	$216,961	$—	$—	$291,171	$—	$—	$7,403,816
Monitor (4)	—	—	—	—	—	—	—	—
Special Mention (5)	—	—	—	—	—	—	—	—
Substandard (6)	—	—	—	—	—	—	—	—
Doubtful (7)	—	—	—	—	—	—	—	—
Total commercial and industrial	$6,895,684	$216,961	$—	$—	$291,171	$—	$—	$7,403,816
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Consumer
Pass (1-3)	$136,609	$370,793	$206,420	$52,893	$22,383	$88,218	$—	$877,316
Monitor (4)	—	—	—	—	—	—	—	—
Special Mention (5)	—	—	—	—	—	—	—	—
Substandard (6)	—	—	—	—	—	—	—	—
Doubtful (7)	—	—	—	—	—	—	—	—
Total consumer	$136,609	$370,793	$206,420	$52,893	$22,383	$88,218	$—	$877,316
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Residential
Performing	$2,832,625	$6,171,433	$15,191,443	$17,591,525	$8,884,928	$16,546,817	$—	$67,218,771
Nonperforming	—	—	49,071	38,980	—	326,007	—	414,058
Total residential	$2,832,625	$6,171,433	$15,240,514	$17,630,505	$8,884,928	$16,872,824	$—	$67,632,829
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Home equity line of credit (HELOC)
Performing	$90,630	$29,166	$122,435	$72,996	$44,067	$140,187	$—	$499,481
Nonperforming	—	—	—	—	—	—	—	—

Total residentail	$90,630	$29,166	$122,435	$72,996	$44,067	$140,187	$—	$499,481
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Information regarding the credit quality indicators most closely monitored for other than residential real estate loans by class as of June 30, 2023 follows:

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

The following tables present the credit risk profile of the Company’s residential real estate loan portfolio based on internal rating category and payment activity as of June 30, 2023:

	Performing	Nonperforming	Total
June 30, 2023
Real estate loans:
Residential	$65,553,350	$304,096	$65,857,446
Home equity line of credit (HELOC)	355,296	—	355,296

Total	$65,908,646	$304,096	$66,212,742

The Company evaluates the loan risk grading system definitions and allowance for credit losses methodology on an ongoing basis. No significant changes were made to either during the quarter ended September 30, 2023.

The following tables present the Company’s loan portfolio aging analysis of the recorded investment in loans as of September 30, 2023 and June 30, 2023:

	September 30, 2023
			Greater Than				Total Loans >
	30-59 Days	60-89 Days	90 Days	Total		Total Loans	90 Days &
	Past Due	Past Due	Past Due	Past Due	Current	Receivable	Accruing

	(Unaudited)
Real estate loans:
Commercial	$—	$—	$—	$—	$6,078,206	$6,078,206	$—
Residential	—	644,301	196,715	841,016	66,791,813	67,632,829	—
Multifamily	—	—	—	—	680,559	680,559	—
Agricultural	—	—	—	—	4,018,236	4,018,236	—
Construction and land	—	—	—	—	8,571,949	8,571,949	—
HELOC	—	—	—	—	499,481	499,481	—
Commercial and industrial	—	—	—	—	7,403,816	7,403,816	—
Consumer	—	—	—	—	877,316	877,316	—

Total	$—	$644,301	$196,715	$841,016	$94,921,376	$95,762,392	$—

	June 30, 2023
			Greater Than				Total Loans >
	30-59 Days	60-89 Days	90 Days	Total		Total Loans	90 Days &
	Past Due	Past Due	Past Due	Past Due	Current	Receivable	Accruing

Real estate loans:
Commercial	$—	$—	$—	$—	$6,009,615	$6,009,615	$—
Residential	—	616,352	117,395	733,747	65,123,699	65,857,446	—
Multifamily	—	—	—	—	688,393	688,393	—
Agricultural	—	—	—	—	4,044,648	4,044,648	—
Construction and land	—	—	—	—	8,567,060	8,567,060	—
HELOC	—	—	—	—	355,296	355,296	—
Commercial and industrial	—	—	—	—	3,398,557	3,398,557	—
Consumer	—	—	—	—	801,476	801,476	—

Total	$—	$616,352	$117,395	$733,747	$88,988,744	$89,722,491	$—

Information regarding collateral dependent loans as of September 30, 2023 is as follows:

As of September 30, 2023
	Recorded	Related
	Investment	Allowance

(Unaudited)
Real estate
Commercial	$—	$—
Residential	414,058	—
Multifamily	—	—
Agricultural	—	—
Construction and land	—	—
Home equity line of credit (HELOC)	—	—
Commercial and industrial	—	—
Consumer	—	—

Totals	$414,058	$—

Information about impaired loans as of June 30, 2023 is as follows:

	As of and for the year ended June 30, 2023
		Unpaid		Average Balance of	Interest
	Recorded	Principal	Specific	Impaired	Income
	Balance	Balance	Allowance	Loans	Recognized

Loans without a specific valuation allowance:
Real estate
Residential	$243,764	$243,764	$—	$248,057	$7,456

Loans with a specific valuation allowance:
Real estate
Residential	60,332	60,332	7	61,670	3,886

Totals	$304,096	$304,096	$7	$309,727	$11,342

Information regarding nonaccrual loans as of September 30, 2023 and June 30, 2023 is as follows:

Amortized Cost
	Nonaccrual Loans	Nonaccrual Loans		Total Nonaccrual	Interest Income	Basis of Loans 90+
	With No Allowance	With an Allowance	Total Nonaccrual	Loans at Beginning	Recognized on	Days Past Due
	for Credit Losses	for Credit Losses	Loans	of Year	Nonaccrual Loans	Not on Nonaccrual
September 30, 2023 (Unaudited)
Real estate loans:
Commercial	$—	$—	$—	$—	$—	$—
Residential	414,058	—	414,058	304,096	—	—
Multifamily	—	—	—	—	—	—
Agricultural	—	—	—	—	—	—
Construction and land	—	—	—	—	—	—
Home equity line of credit (HELOC)	—	—	—	—	—	—
Commercial and industrial	—	—	—	—	—	—
Consumer	—	—	—	—	—	—

Total	$414,058	$—	$414,058	$304,096	$—	$—

There was no accrued interest written off by reversing interest income for the three months ended September 30, 2023 and 2022.

During the three months ended September 30, 2023, there were no significant modifications of loans to borrowers who were experiencing financial difficulty. The Company did not provide any modification sunder these circumstances to borrowers. There were no significant loans modified in a troubled debt restructuring during the three months ended September 30, 2022 and there were no troubled debt restructurings modified in the past 12 months that subsequently defaulted for the three months ended September 30, 2022.

Note 5:Regulatory Matters

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

On November 13, 2019, the federal regulators finalized and adopted a regulatory capital rule establishing a new community bank leverage ratio (CBLR), which became effective on January 1, 2020. The intent of the CBLR is to provide a simple alternative measure of capital adequacy for electing qualifying depository institutions and depository institution holding companies, as directed under the Economic Growth, Regulatory Relief, and Consumer Protection Act. If a qualifying depository institution, or depository institution holding company, elects to use such measure, such institution or holding company will be considered well capitalized if its ratio of Tier 1 capital to average total consolidated assets (i.e., leverage ratio) exceeds 9 percent, subject to a limited two quarter grace period, during which the leverage ratio cannot go 100 basis points below the then applicable threshold, and will not be required to calculate and report risk-based capital ratios. The Company’s CBLR was 17.43 percent and 22.69 percent as of September 30, 2023 and June 30, 2023, respectively. Management believes, as of September 30, 2023 and June 30, 2023, that the Company met all capital adequacy requirements to which it is subject.

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

Recurring Measurements

The following table presents the fair value measurements of assets recognized in the accompanying balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2023 and June 30, 2023:

		Fair Value Measurements Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
	Fair	Identical Assets	Observable Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)

September 30, 2023 (Unaudited)
U.S. Treasury bills	$15,981,280	$—	$15,981,280	$—
U.S. Government agencies	6,519,960	—	6,519,960	—
Mortgage-backed GSEs	31,360,458	—	31,360,458	—
Collateralized mortgage obligations	43,147,852	—	43,147,852	—
Subordinated debt	835,755	—	835,755	—
State and political subdivisions	3,682,173	—	3,682,173	—

June 30, 2023
U.S. Government agencies	$6,529,510	$—	$6,529,510	$—
Mortgage-backed GSEs	28,929,259	—	28,929,259	—
Collateralized mortgage obligations	30,384,590	—	30,384,590	—
Subordinated debt	860,470	—	860,470	—
State and political subdivisions	3,881,365	—	3,881,365	—

Following is a description of the valuation methodologies used for assets measured at fair value on a recurring basis and recognized in the accompanying balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy. There are no liabilities measured at fair value on a recurring basis. There have been no significant changes in the valuation techniques during the three months ended September 30, 2023 and for the year ended June 30, 2023.

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

The Company had no assets or liabilities measured at fair value on a nonrecurring basis at September 30, 2023. At June 30, 2023, the Company had one loan measured at fair value with a carrying value of $60,000, which is classified within Level 3 of the fair value hierarchy. The fair value of the loan is estimated using third-party appraisals of the collateral, less estimated costs to sell.

The estimated fair values of the Company’s financial instruments not carried at fair value on the consolidated balance sheets at September 30, 2023 and June 30, 2023 are as follows:

	Carrying	Fair	Fair Value Measurements Using
	Value	Value	(Level 1)	(Level 2)	(Level 3)
September 30, 2023 (Unaudited)
Financial assets:
Cash and due from banks	$11,026,868	$11,026,868	$11,026,868	$—	$—
Loans, net	92,264,825	82,964,010	—	—	82,964,010
FHLB Stock	702,800	702,800	—	702,800	—
FRB Stock	536,000	536,000	—	536,000	—
Accrued interest receivable	604,034	604,034	604,034	—	—

Financial liabilities:
Deposits	139,510,377	140,049,925	64,623,925	—	75,426,000
Borrowings	36,000,000	35,948,000	—	—	35,948,000
Accrued interest payable	336,703	336,703	336,703	—	—

June 30, 2023
Financial assets:
Cash and due from banks	$5,515,728	$5,515,728	$5,515,728	$—	$—
Loans, net	81,208,395	73,268,657	—	—	73,268,657
FHLB Stock	396,800	396,800	—	396,800	—
Accrued interest receivable	498,807	498,807	498,807	—	—

Financial liabilities:
Deposits	119,991,581	120,415,085	68,571,085	—	51,844,000
Borrowings	6,200,000	6,191,000	—	—	6,191,000
Accrued interest payable	55,667	55,667	55,667	—	—

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

Management uses the same credit policies in granting lines of credit as it does for on-balance-sheet instruments.

Commitments outstanding at September 30, 2023 and June 30, 2023 were as follows:

	September 30,	June 30,
	2023	2023

Commitments to originate loans	$2,390,519	$7,028,000
Undisbursed balance of loans closed	9,131,156	3,994,000

Total	$11,521,675	$11,022,000

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

There were no contributions to the ESOP during the three months ended September 30, 2023, as loan payments are made annually at December 31st of each year. Compensation expense is recognized over the service period based on the average fair value of the shares and totaled $29,000 and $55,000 for the three months ended September 30, 2023 and 2022, respectively.

At September 30, 2023, there were 7,692 shares allocated to participants and 146,142 unallocated shares. The fair value of unallocated ESOP shares totaled $1.9 million at September 30, 2023.

Note 9:Defined Benefit Plan

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

General

Management’s discussion and analysis of financial condition and results of operations is intended to assist in understanding VWF Bancorp, Inc.’s (“the Company”) consolidated financial condition at September 30, 2023 and consolidated results of operations for the three months ended September 30, 2023 and 2022. It should be read in conjunction with the unaudited consolidated financial statements and the related notes appearing in Part I, Item 1, of this Quarterly Report on Form 10-Q.

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

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

●	general economic conditions, either nationally or in our market area, which are worse than expected;
●	inflation and changes in the interest rate environment that reduce our margins and yields, the fair value of our financial instruments, or our level of loan originations, or increase the level of defaults, losses and prepayments within our loan portfolio;
●	changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for credit losses;
●	our ability to access cost-effective funding;
●	fluctuations in real estate values and in the conditions of the residential real estate, commercial real estate, and agricultural real estate markets;
●	our ability to control cost and expenses, particularly those associated with operating a publicly traded company;
●	demand for loans and deposits in our market area;
●	our ability to implement and change our business strategies;
●	competition among depository and other financial institutions;
●	adverse changes in the securities markets;
●	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees, capital requirements and insurance premiums;
●	changes in the quality or composition of our loan or investment portfolios;

●	technological changes that may be more difficult or expensive than expected;
●	the inability of third-party providers to perform as expected;
●	a failure or breach of our operational or information security systems or infrastructure, including cyberattacks;
●	our ability to manage market risk, credit risk and operational risk;
●	our ability to enter new markets successfully and capitalize on growth opportunities;
●	changes in consumer spending, borrowing and savings habits;
●	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission or the Public Company Accounting Oversight Board;
●	our ability to retain key employees;
●	material weakness or significant deficiency in our internal controls over financial reporting;
●	our ability to control costs when hiring employees in a highly competitive environment; and
●	changes in the financial condition, results of operations or future prospects of issuers of securities that we own.

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

The following are our critical accounting policies:

Allowance for Credit Losses. The allowance for credit losses is the estimated amount considered necessary to cover inherent, but unconfirmed, credit losses in the loan portfolio at the balance sheet date. The allowance is established through the provision for losses on loans which is charged against income. In determining the allowance for credit losses, management makes significant estimates and has identified this policy as one of our most critical accounting policies. See Note 1 within the Consolidated Financial Statements for further discussion of this critical accounting policy.

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

Comparison of Financial Condition at September 30, 2023 and June 30, 2023

Total Assets. Total assets were $214.8 million at September 30, 2023, an increase of $48.8 million, or 29.4%, from June 30, 2023. The increase is part of a concerted effort by management to add higher yielding variable rate interest earning assets using fixed rate funding. The increase was comprised mainly of $30.9 million in variable rate securities, $11.0 million in loans, and $5.5 million in cash.

Cash and Due from Banks. Cash and due from banks increased by $5.5 million, or 99.9%, to $11.0 million at September 30, 2023 from $5.5 million at June 30, 2023. The increase was due primarily to timing between adding borrowings and brokered deposits and purchases of investment securities and loan growth.

Investment Securities. Investment securities increased $30.9 million, or 43.8%, to $101.5 million at September 30, 2023, from $70.6 million at June 30, 2023. Aggregate securities purchases of $37.0 million during the three months ended September 30, 2023, were partially offset by $2.5 million of calls, maturities and repayments, sales of securities of $3.0 million, as well as a $610,000 decline in fair value of the securities over the period. The yield on investment securities was 4.9% for the three months ended September 30, 2023, compared to 2.3% for the three months ended September 30, 2022, reflecting the increase in market interest rates during the period, as well as the addition of higher yielding securities. The increase in investment securities is part of a forward-looking investment strategy to increase the number of variable rate investments financed by fixed rate deposit instruments, such as brokered certificates of deposits noted in the deposit section below, which will ultimately provide a more balanced interest rate risk profile.

The $610,000 decline in the fair value of the investment securities was primarily attributable to the increases in market interest rates. As market interest rates increased, the fair value of the securities declined. The unrealized losses are recorded to shareholders’ equity, net of tax, as management has determined that there are no credit quality concerns with the issuers of the securities and there is no intent to sell the securities and, as a result, the fair value is expected to recover as the securities approach their maturity dates.

Net Loans. Net loans increased by $11.1 million, or 13.6%, to $92.3 million at September 30, 2023, from $81.2 million at June 30, 2023. During the three months ended September 30, 2023, loan originations totaled $12.0 million, comprised of $3.6 million of loans secured by one-to-four family residential real estate, $141,000 of consumer loans, $535,000 of construction and land, and $7.7 million of commercial and industrial loans. Increases in loan balances reflect our strategy to grow our loan portfolio, continuing to focus on owner-occupied one-to-four family residential real estate loans, while increasing our emphasis on commercial real estate loans and commercial and industrial loans. Management intends to continue to pursue growth in these loan segments in future periods.

Deposits. Deposits increased by $19.5 million, or 16.3%, to $139.5 million at September 30, 2023 from $120.0 million at June 30, 2023. Core deposits (defined as all deposits other than certificates of deposit) decreased $4.0 million, or -5.8%, to $64.6 million at September 30, 2023 from $68.6 million at June 30, 2023. Certificates of deposit increased $23.5 million, or 45.6%, to $74.9 million at September 30, 2023 from $51.4 million at June 30, 2023, with the primary contributor to this increase being the addition of $17.0 million in brokered certificates of deposit added in August 2023. The brokered certificates of deposit include the optionality to prepay if interest rates decrease.

Shareholders’ Equity. Shareholders’ equity decreased $974,000, or -2.5%, to $37.5 million at September 30, 2023 from $38.5 million at June 30, 2023. In addition to net loss of $439,000 for the three months ended September 30, 2023, which includes certain one-time expenses noted in the noninterest expense section below, the decrease resulted primarily from a net tax effect on unrealized losses on securities of $482,000, and a $53,000 adjustment to retained earnings from the impact of adoption of ASC326.

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

	For the Three Months Ended September 30,
	2023			2022

	Average			Average
	Outstanding		Yield/	Outstanding		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate

Interest-earning assets:
Loans	$86,737	$890	4.10%	$82,209	$687	3.34%
Investment securities	86,056	1,046	4.86	33,691	194	2.30
Interest-bearing deposits and other	14,328	145	4.05	30,041	140	1.86
Total interest-earning assets	187,121	2,081	4.45	145,941	1,021	2.80
Non-interest-earning assets	3,625			5,098
Allowance for credit losses	(351)			(223)
Total assets	$190,394			$150,816

Interest-bearing liabilities:
Interest-bearing demand	$26,526	$70	1.06%	$46,614	$1	0.01%
Savings accounts	40,072	77	0.77	34,384	2	0.02
Certificates of deposit	63,153	556	3.52	23,348	68	1.16
Total deposits	129,751	703	2.17	104,346	71	0.27
Borrowings	21,100	293	5.55	—	—	—
Total interest-bearing liabilities	150,851	996	2.64	104,346	71	0.27
Non-interest-bearing liabilities	1,532			23,420
Total liabilities	152,383			127,766
Shareholders' Equity	38,011			23,050
Total liabilities and shareholders' equity	$190,394			$150,816

Net interest income		$1,085			$950
Net interest rate spread (1)			1.81%			2.53%
Net interest-earning assets (2)	$36,270			$41,595
Net interest margin (3)			2.32%			2.60%
Average interest-earning assets to interest-bearing liabilities	124.04%			139.86%
(1)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.

(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets.

Comparison of Operating Results for the Three Months Ended September 30, 2023 and 2022

General. Net loss for the three months ended September 30, 2023 was $439,000, a decrease of $594,000, or -383.5%, compared to net income of $155,000 for the three months ended September 30, 2022. The increase in net loss was primarily due to a $740,000 increase in noninterest expenses, which included certain one-time expenses as noted in the noninterest expense section below and was partially offset by a $150,000 decrease in federal income tax expense.

Interest Income. Interest income increased $1.1 million, or 103.8%, to $2.1 million for the three months ended September 30, 2023, compared to $1.0 million for the three months ended September 30, 2022. This increase was attributable to a $852,000, or 438.5%, increase in interest on investment securities and a $203,000, or 29.5%, increase in interest on loans, and is reflective of management’s strategy to continue to add higher yielding interest earnings assets to the balance sheet.

The average balance of loans during the three months ended September 30, 2023, increased by $4.5 million, or 5.5%, from the average balance for the three months ended September 30, 2022, while the average yield on loans increased by 76 basis points to 4.1% for the three months ended September 30, 2023, from 3.34% for the three months ended September 30, 2022. The increase in average yield reflects the increases in market interest rates impacting the loan portfolio, as well as the addition of several higher yielding loans as the Company continues to add commercial loans to the portfolio.

The average balance of investment securities increased $52.4 million, or 155.4%, to $86.1 million for the three months ended September 30, 2023, from $33.7 million for the three months ended September 30, 2022, while the average yield on investment securities increased by 256 basis points to 4.86% for the three months ended September 30, 2023, from 2.3% for the three months ended September 30, 2022. This increase in yields resulted from the effects of management’s purchasing of higher yielding securities beginning in March 2023.

The average balance of other interest-bearing deposits, comprised of overnight deposits and stock in the Federal Home Loan Bank and Federal Reserve Bank, decreased $15.7 million, or 52.3%, for the three months ended September 30, 2023, and the average yield increased 219 basis points to 4.05% for the three months ended September 30, 2023, from 1.86% for the three months ended September 30, 2022 reflecting the rise in the interest rate environment.

Interest Expense. Total interest expense increased $925,000, or 1299.1%, to $996,000 for the three months ended September 30, 2023, from $71,000 for the three months ended September 30, 2022. The increase was due to an increase of 190 basis points in the average cost of deposits to 2.17% for the three months ended September 30, 2023, from 0.27% for the three months ended September 30, 2022, reflecting how management has had to increase the offered rates to be competitive in efforts to maintain and grow deposits. The increase in interest expense also includes $293,000 for the three months ended September 30, 2023, related to advances from the Federal Home Loan Bank and the Federal Reserve Bank under the Bank Term Funding Program. There was no interest expense for advances for the three months ended September 30, 2022. The advances have been part of a strategic initiative to fund higher yielding assets to help offset net interest margin compression experienced throughout the industry as a result of higher interest rates

Net Interest Income. Net interest income increased $134,000, or 14.2%, to $1.1 million for the three months ended September 30, 2023, compared to $950,000 for the three months ended September 30, 2022, while net interest margin decreased 28 basis points to 2.32% for the three months ended September 30, 2023, from 2.60% for the three months ended September 30, 2022.

Provision for Loan Losses. Based on an analysis of the factors described in “Critical Accounting Policies and Use of Critical Accounting Estimates – Allowance for Credit Losses,” management concluded that a provision for loan losses of $129,000 was required for the three months ended September 30, 2023. No provision was required for the three months ended September 30, 2022. The allowance for credit losses was $439,000 and $223,000 at September 30, 2023 and 2022, respectively and represented 0.47% of total loans at September 30, 2023, and 0.28% of total loans at September 30, 2022. The determination over the adequacy of the allowance for credit losses was due primarily to new methodology from the adoption of ASC326.

Total nonperforming loans were $414,000 at September 30, 2023, compared to $278,000 at September 30, 2022. Total loans past due greater than 30 days were $841,000 and $175,000 at those respective dates. As a percentage of nonperforming loans, the allowance for credit losses was 191.5% at September 30, 2023, compared to 80.1% at September 30, 2022.

The allowance for credit losses reflects the estimate management believes to be appropriate to cover lifetime probable losses which were inherent in the loan portfolio at September 30, 2023 and 2022. While management believes the estimates and assumptions used in the determination of the adequacy of the allowance are reasonable, such estimates and assumptions could be proven incorrect in the future, and the actual amount of future provisions may exceed the amount of past provisions. Furthermore, as an integral part of its examination process, the OCC will periodically review our allowance for credit losses. The OCC may have judgments different than those of management, and we may determine to increase our allowance as a result of these regulatory reviews. Any material increase in the allowance for credit losses may adversely affect our financial condition and results of operations.

Non-Interest Income. Non-interest income decreased by $10,000, or 18.2%, to $44,000 for the three months ended September 30, 2023, from $54,000 for the three months ended September 30, 2023, due to normal fluctuations in the volume of fees on loans and deposits.

Non-Interest Expense. Non-interest expense increased $740,000, or 89.9%, to $1.6 million for the three months ended September 30, 2023, compared to $823,000 for the three months ended September 30, 2022. The increase reflects a $329,000, or 85.4%, increase in salaries and employee benefits resulting from the addition of several new employees and positions throughout calendar year 2023, an increase of $85,000, or 169.7%, in occupancy and equipment, which included $91,000 of one-time expenses for certain software implementation fees, training and consulting services, and an increase of $236,000, or 277.4%, in other expenses, which include an increase of $65,000 in IT expense, an increase of $55,000 in advertising expenses, of which $18,000 is a one-time expense for marketing and branding, $14,000 in rental expense for temporary offices in Fort Wayne, which the Company did not have as of September 30, 2022, and $14,000 in recruiting related one-time expenses.

Federal Income Taxes. Federal income taxes decreased by $150,000, or 567.3%, to a $124,000 benefit provision for the three months ended September 30, 2023, compared to a $26,000 expense provision for the three months ended September 30, 2022. The increase in the federal income tax provision was due primarily to a $744,000, or 410.4%, decrease in pretax net loss.

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, and proceeds from maturities of securities. We also have the ability to borrow from the Federal Home Loan Bank of Cincinnati and the Federal Reserve Bank of Cleveland under the Bank Term Funding Program. At September 30, 2023, we had outstanding borrowings from the Federal Home Loan Bank of Cincinnati and the Federal Reserve Bank of Cleveland of $13 million and $23 million, respectively. At September 30, 2023, we had the capacity to borrow an additional $28.1 million from the Federal Home Loan Bank of Cincinnati and an additional $3.2 million from the Federal Reserve Bank of Cleveland.

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

VWF Bancorp, Inc. is a separate legal entity from Van Wert Federal and must provide for its own liquidity to pay its operating expenses and other financial obligations. Its primary source of income is dividends received from Van Wert Federal. The amount of dividends that Van Wert Federal may declare and pay is governed by applicable bank regulations. At September 30, 2023, VWF Bancorp, Inc. (on a stand-alone, unconsolidated basis) had liquid assets of $7.4 million.

At September 30, 2023, Van Wert Federal’s Tier 1 leverage capital was $33.6 million, or 17.4% of adjusted assets. Accordingly, it was categorized as well-capitalized at September 30, 2023 under the “community bank leverage ratio” framework. Management is not aware of any conditions or events since the most recent notification that would change our category.

Off-Balance Sheet Arrangements. At September 30, 2023, we had $11.5 million of outstanding commitments to originate loans. Certificates of deposit that are scheduled to mature in less than one year from September 30, 2023 totaled $36.0 million at September 30, 2023. Management expects that a substantial portion of the maturing certificates of deposit will be renewed. However, if a substantial portion of these deposits is not retained, we may utilize Federal Home Loan Bank of Cincinnati advances or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

Item 3.Quantitative and Qualitative Disclosures About Market Risk

Not applicable, as the Company is a smaller reporting company.

Item 4.Controls and Procedures

Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer and the Chief Financial Officer and Treasurer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2023. These disclosure controls and procedures are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities and Exchange Act of 1934, as amended, such as this report, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to the Company’s management, including the President and Chief Executive Officer and the Chief Financial Officer and Treasurer, as appropriate, to allow timely decisions regarding the required disclosure. Based on that evaluation, the Company’s management, including the President and Chief Executive Officer and the Chief Financial Officer and Treasurer, concluded that the Company’s disclosure controls and procedures were ineffective as of September 30, 2023.

Internal Controls Over Financial Reporting

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

As of September 30, 2023, the Company’s management, including the Company’s principal executive officer and principal financial officer, has assessed the effectiveness of its internal control over financial reporting using the criteria set forth in the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). Based on the assessment using those criteria, management identified material weaknesses related to the Company’s internal control over financial reporting and, as such, concluded that the Company’s internal control over financial reporting was ineffective as of September 30, 2023. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements would not be prevented or detected on a timely basis. The following material weaknesses were identified in the Company’s internal control over financial reporting:

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

The Company has concluded that the existence of these material weaknesses did not result in a material misstatement of the Company’s financial statements included in its Annual Report on Form 10-K for the year ended June 30, 2023, or in its Quarterly Report on Form 10-Q for the quarter ended September 30, 2023.

Remediation Efforts

Subsequent to the period covered by the Company’s Annual Report on Form 10-K for the year ended June 30, 2023, with respect to the material weaknesses set forth in bullet points above, management has been actively engaged in developing remediation plans to address such material weaknesses.

In order to remediate the material weakness related to the Company’s control environment, the Company has and will continue to supplement its staff by attracting, maintaining, and developing a sufficient complement of personnel with an appropriate level of knowledge, experience and training in internal control over financial reporting. In addition to supplementing internal staff, the Company is in discussions to engage an outside advisory firm to assist the Company to enhance the internal control over financial reporting.

In order to remediate the material weaknesses related to the review, posting and approval of journal entries, and the timely preparation and review of account reconciliations, the Company is working to implement new controls and duties grids to ensure proper segregation of duties is taking place and that both preparation, and review are occurring timely.

We believe the actions described above will be sufficient to remediate the identified material weaknesses and strengthen our internal control over financial reporting once fully designed and implemented.

Changes in Internal Control Over Financial Reporting

Other than described above, during the quarter ended September 30, 2023, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.Defaults Upon Senior Securities

Not applicable.

Item 4.Mine Safety Disclosures

Not applicable.

Item 5.Other Information

During the three month period ending September 30, 2023, none of the Company’s directors or executive officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as such terms are defined under Item 408 of Regulation S-K.

Item 6.Exhibits

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
101

The following materials for the quarter ended September 30, 2023, formatted in Inline XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) Condensed Consolidated Statements of Changes in Shareholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101)

* Filed concurrently herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VWF BANCORP, INC.

Date: November 20, 2023	/s/ Michael D. Cahill
Michael D. Cahill
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 20, 2023	/s/ Richard W. Brackin
Richard W. Brackin
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)