Form 10-Q
period 2023-12-31
VWF Bancorp, Inc.
filed 2024-02-14
CIK 1913838

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2023

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

There were 1,922,924 shares, par value $0.01 per share, of the registrant’s common stock issued and outstanding as of February 14, 2024.

VWF Bancorp, Inc.

Form 10-Q

Part I. – Financial Information

Item 1.Financial Statements

VWF Bancorp, Inc.

Condensed Consolidated Balance Sheets

December 31, 2023 and June 30, 2023

	December 31,	June 30,
	2023	2023
	(Unaudited)
Assets
Cash and due from banks	$6,177,073	$5,515,728
Available-for-sale debt securities	126,142,985	70,585,194
Loans, net of allowance for credit losses of $529,472 at December 31, 2023 and $263,422 June 30, 2023 respectively	99,650,822	81,208,395
Premises and equipment	1,751,537	1,409,347
Federal Home Loan Bank stock	1,512,800	396,800
Federal Reserve Bank Stock	536,000	—
Bank owned life insurance	5,284,676	5,223,496
Accrued interest receivable	816,591	498,807
Right-of-use_asset - operating lease	736,457	—
Other assets	1,613,709	1,131,536
Total assets	$244,222,650	$165,969,303

Liabilities and Shareholders' Equity

Liabilities
Deposits
Demand	$25,778,331	$26,551,336
Savings and money market	40,801,595	42,019,749
Time	96,285,913	51,420,496
Total deposits	162,865,839	119,991,581

Advances from the Federal Home Loan Bank	16,000,000	6,200,000
Advances from Federal Reserve Bank	24,500,000	—
Advances from borrowers for taxes and insurance	757,943	628,795
Operating lease liability	760,215	—
Accrued interest payable and other liabilities	1,461,513	650,927
Total liabilities	206,345,510	127,471,303

Commitments and Contingencies

Shareholders' Equity
Preferred stock, $0.01 par value, 1,032,686 shares authorized, none issued	—	—
Common stock, $0.01 par value, 14,000,000 shares authorized, 1,922,924 issued at December 31, 2023	19,229	19,229
Additional paid-in capital	17,911,996	17,875,071
Unearned ESOP	(1,384,505)	(1,461,422)
Retained earnings	24,125,134	24,916,481
Accumulated other comprehensive loss	(2,794,714)	(2,851,359)
Total shareholders' equity	37,877,140	38,498,000
Total liabilities and shareholders' equity	$244,222,650	$165,969,303

See Notes to Condensed Consolidated Financial Statements

VWF Bancorp, Inc.

Condensed Consolidated Statements of Operations

For the Three and Six Months Ended December 31, 2023 and 2022

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2023	2022	2023	2022

	(Unaudited)		(Unaudited)
Interest Income
Loans	$1,147,108	$724,909	$2,036,782	$1,411,986
Investment securities	1,560,823	316,481	2,606,594	510,698
Interest-bearing deposits and other	133,325	169,478	278,625	309,356
Total interest income	2,841,256	1,210,868	4,922,001	2,232,040
Interest Expense
Deposits	1,019,634	84,968	1,722,967	156,181
Federal Home Loan Bank and Federal Reserve Bank advances	535,879	22	828,860	22
Total interest expense	1,555,513	84,990	2,551,827	156,203
Net Interest Income	1,285,743	1,125,878	2,370,174	2,075,837

Provision for Credit Losses - Loans	90,233	—	219,255	—
Provision for Credit Losses - Off Balance Sheet Credit Exposure	3,432	—	3,075	—
Credit Loss Expense	93,665	—	222,330	—

Net Interest Income After Provision for Credit Losses	1,192,078	1,125,878	2,147,844	2,075,837
Noninterest Income
Bank owned life insurance	31,150	27,432	61,180	54,857
Gain on disposal of assets	—	—	2,866	—
Gain on other real estate	8,500	—	8,500	—
Other income	23,195	24,241	34,631	50,991
Total noninterest income	62,845	51,673	107,177	105,848
Noninterest Expense
Salaries and employee benefits	785,351	406,872	1,500,132	792,389
Pension plan withdrawal	—	930,000	—	930,000
Directors fees	46,250	35,000	91,950	70,000
Occupancy and equipment	100,484	56,301	250,858	113,349
Data processing fees	147,236	62,754	231,505	125,086
Franchise taxes	41,196	38,825	82,391	77,650
FDIC insurance premiums	21,851	9,000	40,889	18,900
Professional services	219,516	180,747	415,462	336,443
Loss on sale of investment securities	—	—	1,951	—
Loss on sale of foreclosed property	—	—	2,436	—
Other	279,777	87,494	586,730	166,062
Total noninterest expense	1,641,661	1,806,993	3,204,304	2,629,879
Loss before income taxes	(386,738)	(629,442)	(949,283)	(448,194)
Provision for income taxes (benefits)	(87,416)	(136,596)	(211,102)	(110,125)
Net Loss	$(299,322)	$(492,846)	$(738,181)	$(338,069)

Loss per share-basic and diluted	$(0.17)	(0.28)	$(0.42)	$(0.21)
Weighted-average shares outstanding-basic and diluted	1,776,782	1,769,090	1,776,782	1,644,100

See Notes to Condensed Consolidated Financial Statements

VWF Bancorp, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

For the Three and Six Months Ended December 31, 2023 and 2022

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2023	2022	2023	2022

	(Unaudited)		(Unaudited)
Net loss	$(299,322)	$(492,846)	$(738,181)	$(338,069)

Other comprehensive income (loss):
Net unrealized gains (losses) on available-for-sale securities	681,859	361,406	71,701	(733,038)

Tax (expense) benefit	(143,190)	(75,895)	(15,056)	153,938

Other comprehensive income (loss)	538,669	285,511	56,645	(579,100)

Comprehensive income (loss)	$239,347	$(207,335)	$(681,536)	$(917,169)

See Notes to Condensed Consolidated Financial Statements

VWF Bancorp, Inc.

Condensed Consolidated Statements of Changes in Shareholders’ Equity

For the Three and Six Months Ended December 31, 2023 and 2022

	Three Months Ended
					Accumulated
			Unearned		Other
	Common	Additional	ESOP	Retained	Comprehensive	Shareholders'
	Stock	Paid-in Capital	Shares	Earnings	Loss	Equity

	(Unaudited)
Balance at September 30, 2022	$19,229	$17,845,597	$(1,538,339)	$25,616,642	$(2,959,370)	$38,983,759
ESOP shares committed to be released	—	29,474	76,917	—	—	106,391
Net loss	—	—	—	(492,846)	—	(492,846)
Other comprehensive income	—	—	—	—	285,511	285,511
Balance at December 31, 2022	$19,229	$17,875,071	$(1,461,422)	$25,123,796	$(2,673,859)	$38,882,815

Balance at September 30, 2023	$19,229	$17,875,071	$(1,461,422)	$24,424,456	$(3,333,383)	$37,523,951
ESOP shares committed to be released	—	36,925	76,917	—	—	113,842
Net loss	—	—	—	(299,322)	—	(299,322)
Other comprehensive income	—	—	—	—	538,669	538,669
Balance at December 31, 2023	$19,229	$17,911,996	$(1,384,505)	$24,125,134	$(2,794,714)	$37,877,140

	Six Months Ended
					Accumulated
			Unearned		Other
	Common	Additional	ESOP	Retained	Comprehensive	Shareholders'
	Stock	Paid-in Capital	Shares	Earnings	Loss	Equity

	(Unaudited)
Balance at July 1, 2022	$—	$—	$—	$25,461,865	$(2,094,759)	$23,367,106
Proceeds from issuance of shares	19,229	17,845,597	(1,538,339)	—	—	16,326,487
ESOP shares committed to be released	—	29,474	76,917	—	—	106,391
Net loss	—	—	—	(338,069)	—	(338,069)
Other comprehensive loss	—	—	—	—	(579,100)	(579,100)
Balance at December 31, 2022	$19,229	$17,875,071	$(1,461,422)	$25,123,796	$(2,673,859)	$38,882,815

Balance at July 1, 2023	$19,229	$17,875,071	$(1,461,422)	$24,916,481	$(2,851,359)	$38,498,000
Cumulative-effect adjustment for adoption of ASU 2016-13	—	—	—	(53,166)	—	(53,166)
Balance at July 1, 2023, as adjusted for change in accounting principle	$19,229	$17,875,071	$(1,461,422)	$24,863,315	$(2,851,359)	$38,444,834
ESOP shares committed to be released	—	36,925	76,917	—	—	113,842
Net loss	—	—	—	(738,181)	—	(738,181)
Other comprehensive income	—	—	—	—	56,645	56,645
Balance at December 31, 2023	$19,229	$17,911,996	$(1,384,505)	$24,125,134	$(2,794,714)	$37,877,140

See Notes to Condensed Consolidated Financial Statements

VWF Bancorp, Inc.

Condensed Consolidated Statements of Cash Flows

For the Six Months Ended December 31, 2023 and 2022

	Six Months Ended
	December 31,
	2023	2022

	(Unaudited)
Operating Activities
Net loss	$(738,181)	$(338,069)
Items not requiring (providing) cash:
Depreciation and amortization	57,219	30,374
Amortization of premiums and discounts	(145,195)	31,185
Deferred income taxes	123,066	9,122
Provision for credit losses	222,330	—
Loss on sale of investment securities	1,951	—
Loss on sale of other assets owned	2,436	—
Gain on disposal of assets	(2,866)	—
Increase in cash surrender value of bank-owned life insurance	(61,180)	(54,857)
ESOP compensation expense	57,688	106,391
Changes in:
Accrued interest receivable	(317,784)	(120,336)
Operating lease liability	9,922	—
Other assets and liabilities	(55,982)	1,719,588
Net cash (used in) provided by operating activities	(846,576)	1,383,398
Investing Activities
Net change in interest-bearing time deposits	—	735,000
Purchases of available-for-sale securities	(86,183,713)	(17,356,660)
Proceeds from sales of available-for-sale securities	2,989,042	—
Proceeds from calls, maturities and paydowns of available-for-sale securities	27,851,825	1,669,143
Proceeds from sale of other assets owned	27,303	—
Net change in loans	(18,785,791)	(2,172,036)
Purchase of premises and equipment	(310,151)	(27,958)
Purchase of FHLB stock	(1,315,900)	—
Proceeds from redemption of FHLB stock	199,900	344,200
Purchase of FRB stock	(268,000)	—
Net cash used in investing activities	(75,795,485)	(16,808,311)
Financing Activities
Net increase (decrease) in deposit accounts	42,874,258	(3,883,730)
Proceeds from FHLB advances	50,000,000	—
Repayment of FHLB advances	(40,200,000)	—
Proceeds from FRB advances	24,500,000	—
Net change in advances by borrowers for taxes and insurance	129,148	152,111
Proceeds from issuance of common stock	—	1,011,257
Net cash provided by (used in) financing activities	77,303,406	(2,720,362)

Increase (Decrease) in Cash and Cash Equivalents	661,345	(18,145,275)
Cash and Cash Equivalents, Beginning of Period	5,515,728	36,711,842
Cash and Cash Equivalents, End of Period	$6,177,073	$18,566,567

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Interest on deposits and borrowings	$2,302,732	$156,174

Supplemental Disclosure of Noncash Financing Activities
Transfers from stock subscriptions to common stock and additional paid-in capital	$—	$15,315,230
ROU asset obtained in exchange for new operating lease liability	750,293	—
Loans transferred to OREO	70,943	—

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

The Bank, which is the sole subsidiary of the Company, is a federally chartered mutual thrift engaged primarily in the business of making residential mortgage loans, commercial loans and accepting deposits. Its operations are conducted through its offices located in Van Wert, Ohio and Fort Wayne, Indiana. The Bank faces competition from other financial institutions and is subject to the regulation of certain federal and state agencies and undergoes periodic examinations by those regulatory authorities. Effective June 23, 2023, the Bank elected to operate as a “covered savings association” (“CSA”). A CSA has the same rights and privileges as a national bank that has its main office situated in the same location as the home office of the CSA and is subject to the same duties, restrictions, penalties, liabilities, conditions, and limitations that would apply to such a national bank.

Interim Financial Statements

The interim unaudited consolidated financial statements as of December 31, 2023, and for the three and six months ended December 31, 2023 and 2022, are unaudited and reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. Such adjustments are the only adjustments contained in these unaudited consolidated financial statements. These unaudited consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission and, therefore, certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) have been omitted. The results of operations for the three and six months ended December 31, 2023, are not necessarily indicative of the results to be achieved for the remainder of the year ending June 30, 2024, or any other period.

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

The Company recognized no other-than-temporary impairments during the three and six months ended December 31, 2022.

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

Lease Commitments

The Company determines if an arrangement is a lease or contains a lease at inception. Leases result in the recognition of right-of-use (“ROU”) assets and lease liabilities on the Consolidated Balance Sheets. ROU assets represent the right to use an underlying asset for the lease term, and lease liabilities represent the obligation to make lease payments arising from the lease, measured on a discounted basis. The Company determines lease classification as operating or finance at the lease commencement date.

The Company combines lease and nonlease components, such as common area and other maintenance costs, in calculating the ROU assets and lease liabilities for its office building in Fort Wayne, Indiana.

At lease inception, the lease liability is measured at the present value of the lease payments over the lease term. The ROU asset equals the lease liability adjusted for any initial direct costs, prepaid or deferred rent, and lease incentives. The discount rate used in determining the lease liability and related ROU asset is based upon what would be obtained by the Company for similar loans as an incremental rate as of the date of origination or renewal.

The lease term may include options to extend or to terminate the lease that the Company is reasonably certain to exercise. Lease expense is generally recognized on a straight-line basis over the lease term.

The Company has elected not to record leases with an initial term of 12 months or less on the Consolidated Balance Sheets. Lease expense on such leases is recognized on a straight-line basis over the lease term.

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

Earnings (Loss) Per Share

Basic earnings (loss) per share (“EPS”) excludes dilution and is calculated by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the period. Diluted EPS is computed in a manner similar to that of basic EPS except that the weighted-average number of common shares outstanding is increased to include the number of incremental common shares that would have been outstanding if all potentially dilutive common stock equivalents were issued during the period. The Company had no potentially dilutive stock equivalents at December 31, 2023. Unallocated common shares held by the Company’s Employee Stock Ownership Plan (“ESOP”) are shown as a reduction in shareholders’ equity and are excluded from weighted-average common shares outstanding for both basic and diluted EPS calculations until they are committed to be released.

The computation for the three and six months ended December 31, 2023 and 2022 is as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2023	2022	2023	2022

	(Unaudited)		(Unaudited)
Net income (loss)	$(299,322)	$(492,846)	$(738,181)	$(338,069)

Shares outstanding for basic and diluted loss per share:
Weighted-average shares issued	1,922,924	1,922,924	1,922,924	1,787,065
Less weighted-average unearned ESOP shares	(146,142)	(153,834)	(146,142)	(142,965)
Weighted-average shares outstanding - basic and diluted	1,776,782	1,769,090	1,776,782	1,644,100

Basic and diluted loss per share	$(0.17)	$(0.28)	$(0.42)	$(0.21)

Note 2:Recent Accounting Pronouncements

Accounting Standards Adopted in 2024

Measurement of Credit Losses on Financial Instruments:

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

The Company adopted ASU No. 2016-13 on July 1, 2023, and recorded a cumulative effect adjustment of $53,000 to retained earnings . Results for the three and six months ended December 31, 2023, are presented under Accounting Standards Codification (“ASC”) 326 while prior period amounts continue to be reported in accordance with previously applicable accounting standards generally accepted in the United States (“US GAAP”). See Debt Securities, Loans, and Allowance for Credit Losses on Loans and Unfunded Commitments below for changes to accounting policies and see Notes 3 and 4 for additional disclosures related to this new accounting pronouncement.

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

The amortized cost and fair values, together with gross unrealized gains and losses of securities, are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Approximate
	Cost	Gains	Losses	Fair Value

	(Unaudited)
Available-for-sale Securities:
December 31, 2023
U.S. Government agencies	$7,000,000	$—	$332,200	$6,667,800
Mortgage-backed Government
Sponsored Enterprises (GSEs)	32,187,036	1,074	1,913,082	30,275,028
Collateralized mortgage obligations (CMOs)	83,270,780	63,911	686,987	82,647,704
Subordinated debt	2,750,000	—	156,940	2,593,060
State and political subdivisions	4,555,116	—	595,723	3,959,393
	$129,762,932	$64,985	$3,684,932	$126,142,985

		Gross	Gross
	Amortized	Unrealized	Unrealized	Approximate
	Cost	Gains	Losses	Fair Value
Available-for-sale Securities:
June 30, 2023
U.S. Government agencies	$7,000,000	$1,410	$471,900	$6,529,510
Mortgage-backed Government
Sponsored Enterprises (GSEs)	31,081,408	961	2,153,110	28,929,259
Collateralized mortgage obligations	30,633,725	12,253	261,388	30,384,590
Subordinated debt	1,000,000	—	139,530	860,470
State and political subdivisions	4,561,709	—	680,344	3,881,365
	$74,276,842	$14,624	$3,706,272	$70,585,194

The amortized cost and fair value of available-for-sale securities at December 31, 2023, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties:

	December 31, 2023
	Available-for-sale
	Amortized	Fair
	Cost	Value

	(Unaudited)
Within one year	$1,000,000	$975,910
One to five years	9,691,031	9,131,533
Five to ten years	1,925,718	1,704,293
After ten years	1,688,367	1,408,517
	14,305,116	13,220,253
Mortgage-backed GSE's and CMO's	115,457,816	112,922,732
Totals	$129,762,932	$126,142,985

The carrying value of securities pledged as collateral, to secure public deposits and for other purposes, was $34,777,000 and $7,201,000 at December 31, 2023 and June 30, 2023, respectively.

During the three and six months ended December 31, 2022, and the three months ended December 31, 2023 the Company had no sales of available for sale securities. Proceeds from sales of securities totaled $2,989,000 during the six months ended December 31, 2023. Such sales resulted in realized losses of $2,000.

Certain investments in debt securities are reported in the financial statements at an amount less than their historical cost. Total fair value of these investments at December 31, 2023 and June 30, 2023 was $103,564,982 and $61,878,925, respectively, which is approximately 82 percent and 88 percent, respectively, of the fair value of the Company’s total investment portfolio. Management believes that all unrealized losses at December 31, 2023 and June 30, 2023 resulted from temporary changes in interest rates and current market conditions and not a result of credit deterioration.

Information related to unrealized losses in the investment portfolio as of December 31, 2023 and June 30, 2023 is summarized as follows:

	December 31, 2023
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses

	(Unaudited)
U.S. Government agencies	$998,650	$1,350	$5,669,150	$330,850	$6,667,800	$332,200
Mortgage-backed Government
Sponsored Enterprises (GSEs)	17,555,156	196,515	12,675,239	1,716,567	30,230,395	1,913,082
Collateralized mortgage obligations	59,801,179	638,429	2,063,155	48,558	61,864,334	686,987
Subordinated debt	—	—	843,060	156,940	843,060	156,940
State and political subdivisions	—	—	3,959,393	595,723	3,959,393	595,723
Total available-for-sale securities	$78,354,985	$836,294	$25,209,997	$2,848,638	$103,564,982	$3,684,932

	June 30, 2023
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
U.S. Government agencies	$—	$—	$5,528,100	$471,900	$5,528,100	$471,900
Mortgage-backed Government
Sponsored Enterprises (GSEs)	17,561,545	278,848	11,312,858	1,874,262	28,874,403	2,153,110
Collateralized mortgage obligations	22,734,587	261,388	—	—	22,734,587	261,388
Subordinated debt	860,470	139,530	—	—	860,470	139,530
State and political subdivisions	448,750	8,324	3,432,615	672,020	3,881,365	680,344
Total available-for-sale securities	$41,605,352	$688,090	$20,273,573	$3,018,182	$61,878,925	$3,706,272

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

Note 4:Loans and Allowance for Credit Losses

Categories of loans at December 31, 2023 and June 30, 2023 include:

	December 31,	June 30,
	2023	2023
	(Unaudited)
Real estate loans:
Commercial	$9,291,749	$6,009,615
Residential	67,889,553	65,857,446
Multifamily	675,290	688,393
Agricultural	3,923,853	4,044,648
Construction and land	9,896,114	8,567,060
Home equity line of credit (HELOC)	873,581	355,296
Commercial and industrial	7,744,900	3,398,557
Consumer	929,535	801,476
Total loans	101,224,575	89,722,491
Less:
Undisbursed loans in process	925,616	8,202,918
Net deferred loan fees	118,665	47,756
Allowance for credit losses	529,472	263,422
Net loans	$99,650,822	$81,208,395

The following tables present the activity in the allowance for credit losses based on portfolio segment for the three and six months ended December 31, 2023 and 2022.

	Balance	Provision (credit)			Balance
	September 30, 2023	for loan losses	Charge-offs	Recoveries	December 31, 2023

	(Unaudited)
Real estate loans:
Commercial	$40,492	$38,845	$—	$—	$79,337
Residential	214,574	(6,210)	—	—	208,364
Multifamily	1,757	(202)	—	—	1,555
Agricultural	15,791	(2,261)	—	—	13,530
Construction and land	73,004	48,298	—	—	121,302
HELOC	1,253	868	—	—	2,121
Commercial and industrial	90,448	(1,484)	—	—	88,964
Consumer	1,920	12,379	—	—	14,299

Total	$439,239	$90,233	$—	$—	$529,472

	Balance	Provision (credit)			Balance
	September 30, 2022	for loan losses	Charge-offs	Recoveries	December 31, 2022

	(Unaudited)
Real estate loans:
Commercial	$19,694	$(572)	$—	$—	$19,122
Residential	175,740	(2,267)	—	—	173,473
Multifamily	1,879	(35)	—	—	1,844
Agricultural	15,904	1,671	—	—	17,575
Construction and land	6,087	1,572	—	—	7,659
HELOC	1,196	(178)	—	—	1,018
Commercial and industrial	1,304	(128)	—	—	1,176
Consumer	1,080	(63)	—	—	1,017

Total	$222,884	$—	$—	$—	$222,884

	Balance	Adoption of	Provision (credit)			Balance
	June 30, 2023	ASC 326	for loan losses	Charge-offs	Recoveries	December 31, 2023

	(Unaudited)
Real estate loans:
Commercial	$27,379	$(2,203)	$54,161	$—	$—	$79,337
Residential	167,714	41,930	(1,280)	—	—	208,364
Multifamily	1,786	(9)	(222)	—	—	1,555
Agricultural	17,091	(1,196)	(2,365)	—	—	13,530
Construction and land	12,491	10,144	98,667	—	—	121,302
HELOC	34,779	(33,888)	1,230	—	—	2,121
Commercial and industrial	882	31,562	56,520	—	—	88,964
Consumer	1,300	455	12,544	—	—	14,299

Total	$263,422	$46,795	$219,255	$—	$—	$529,472

	Balance	Provision (credit)			Balance
	June 30, 2022	for loan losses	Charge-offs	Recoveries	December 31, 2022

	(Unaudited)
Real estate loans:
Commercial	$20,643	$(1,521)	$—	$—	$19,122

Residential	177,830	(4,357)	—	—	173,473
Multifamily	1,926	(82)	—	—	1,844
Agricultural	13,868	3,707	—	—	17,575
Construction and land	5,477	2,182	—	—	7,659
HELOC	1,306	(288)	—	—	1,018
Commercial and industrial	709	467	—	—	1,176
Consumer	1,125	(108)	—	—	1,017

Total	$222,884	$—	$—	$—	$222,884

At December 31, 2023, the Company maintained a reserve for unfunded loan commitments totaling $23,578, which is included in accrued interest payable and other liabilities on the accompanying consolidated balance sheet. As a part of the adoption of ASU No. 2016-13, the Company recorded an initial adjustment to the reserve for unfunded loan commitments of $20,503. The provision (credit) for credit losses on unfunded loan commitments totaled ($357) and $3,432 for the three and six months ended December 31, 2023.

The following tables present the balance in the allowance for credit losses and the recorded investment in loans based on portfolio segment as of December 31, 2023 and June 30, 2023:

	Allowance for credit losses		Loans
	Individually	Collectively	Individually	Collectively

	(Unaudited)
December 31, 2023
Real estate loans:
Commercial	$—	$79,337	$—	$9,291,749
Residential	—	208,364	470,175	66,942,864
Multifamily	—	1,555	—	675,290
Agricultural	—	13,530	—	3,923,853
Construction and land	—	121,302	37,094	9,859,020
HELOC	—	2,121	—	873,581
Commercial and industrial	—	88,964	—	7,295,798
Consumer	12,372	1,927	22,037	907,498

Total	$12,372	$517,100	$529,306	$99,769,653

	Allowance for credit losses		Loans
	Individually	Collectively	Individually	Collectively
June 30, 2023
Real estate loans:
Commercial	$—	$27,379	$—	$6,009,615
Residential	7	167,714	304,096	65,553,350
Multifamily	—	1,786	—	688,393
Agricultural	—	17,091	—	4,044,648
Construction and land	—	12,491	—	8,567,060
HELOC	—	34,779	—	355,296
Commercial and industrial	—	882	—	3,398,557
Consumer	—	1,300	—	801,476

Total	$7	$263,422	$304,096	$89,418,395

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

The following table reflects loan balances as of December 31, 2023 based on year of origination:

							Revolving Loans
							Amortized
	2024	2023	2022	2021	2020	Prior	Cost Basis	Total
December 31, 2023 (Unaudited)
Commercial
Pass (1-3)	$3,996,311	$1,072,658	$1,489,566	$362,080	$305,987	$2,065,147	$—	$9,291,749
Monitor (4)	—	—	—	—	—	—	—	—
Special Mention (5)	—	—	—	—	—	—	—	—
Substandard (6)	—	—	—	—	—	—	—	—
Doubtful (7)	—	—	—	—	—	—	—	—
Total commercial	$3,996,311	$1,072,658	$1,489,566	$362,080	$305,987	$2,065,147	$—	$9,291,749
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Multifamily
Pass (1-3)	$—	$—	$675,290	$—	$—	$—	$—	$675,290
Monitor (4)	—	—	—	—	—	—	—	—
Special Mention (5)	—	—	—	—	—	—	—	—

Substandard (6)	—	—	—	—	—	—	—	—
Doubtful (7)	—	—	—	—	—	—	—	—
Total multifamily	$—	$—	$675,290	$—	$—	$—	$—	$675,290
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Agricultural
Pass (1-3)	$—	$1,163,713	$981,897	$637,486	$278,000	$640,176	$—	$3,701,272
Monitor (4)	—	—	—	—	—	222,581	—	222,581
Special Mention (5)	—	—	—	—	—	—	—	—
Substandard (6)	—	—	—	—	—	—	—	—
Doubtful (7)	—	—	—	—	—	—	—	—
Total agricultural	$—	$1,163,713	$981,897	$637,486	$278,000	$862,757	$—	$3,923,853
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Construction and land
Pass (1-3)	$4,492,729	$3,141,973	$2,224,318	$—	$—	$—	$—	$9,859,020
Monitor (4)	—	—	—	—	—	—	—	—
Special Mention (5)	—	—	—	—	—	—	—	—
Substandard (6)	—	—	—	—	—	37,094	—	37,094
Doubtful (7)	—	—	—	—	—	—	—	—
Total construction and land	$4,492,729	$3,141,973	$2,224,318	$—	$—	$37,094	$—	$9,896,114
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial and industrial
Pass (1-3)	$7,257,539	$198,898	$—	$—	$288,463	$—	$—	$7,744,900
Monitor (4)	—	—	—	—	—	—	—	—
Special Mention (5)	—	—	—	—	—	—	—	—
Substandard (6)	—	—	—	—	—	—	—	—
Doubtful (7)	—	—	—	—	—	—	—	—
Total commercial and industrial	$7,257,539	$198,898	$—	$—	$288,463	$—	$—	$7,744,900
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Consumer
Pass (1-3)	$239,368	$330,060	$191,278	$44,478	$18,492	$83,822	$—	$907,498
Monitor (4)	—	—	—	—	—	—	—	—

Special Mention (5)	—	—	—	—	—	—	—	—
Substandard (6)	—	22,037	—	—	—	—	—	22,037
Doubtful (7)	—	—	—	—	—	—	—	—
Total consumer	$239,368	$352,097	$191,278	$44,478	$18,492	$83,822	$—	$929,535
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Residential
Performing	$4,436,068	$5,969,428	$14,829,261	$17,331,649	$8,572,458	$15,863,129	$417,385	$67,419,378
Nonperforming	—	146,145	48,276	—	—	275,754	—	470,175
Total residential	$4,436,068	$6,115,573	$14,877,537	$17,331,649	$8,572,458	$16,138,883	$417,385	$67,889,553
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

HELOC
Performing	$434,116	$37,767	$150,383	$75,245	$44,586	$131,484	$—	$873,581
Nonperforming	—	—	—	—	—	—	—	—
Total HELOC	$434,116	$37,767	$150,383	$75,245	$44,586	$131,484	$—	$873,581
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

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

The following tables present the credit risk profile of the Company’s residential real estate loan portfolio based on internal rating category and payment activity as of June 30, 2023:

	Performing	Nonperforming	Total
June 30, 2023
Real estate loans:
Residential	$65,553,350	$304,096	$65,857,446
HELOC	355,296	—	355,296

Total	$65,908,646	$304,096	$66,212,742

The Company evaluates the loan risk grading system definitions and allowance for credit losses methodology on an ongoing basis. No significant changes were made to either during the quarter ended December 31, 2023.

The following tables present the Company’s loan portfolio aging analysis of the recorded investment in loans as of December 31, 2023 and June 30, 2023:

	December 31, 2023
			Greater Than				Total Loans >
	30-59 Days	60-89 Days	90 Days	Total		Total Loans	90 Days &
	Past Due	Past Due	Past Due	Past Due	Current	Receivable	Accruing

	(Unaudited)
Real estate loans:
Commercial	$—	$—	$—	$—	$9,291,749	$9,291,749	$—
Residential	432,650	—	251,957	684,607	67,204,946	67,889,553	—
Multifamily	—	—	—	—	675,290	675,290	—
Agricultural	—	—	—	—	3,923,853	3,923,853	—
Construction and land	37,094	—	—	37,094	9,859,020	9,896,114	—
HELOC	—	—	—	—	873,581	873,581	—
Commercial and industrial	—	—	—	—	7,744,900	7,744,900	—
Consumer	3,733	—	22,037	25,770	903,765	929,535	—

Total	$473,477	$—	$273,994	$747,471	$100,477,104	$101,224,575	$—

	June 30, 2023
			Greater Than				Total Loans >
	30-59 Days	60-89 Days	90 Days	Total		Total Loans	90 Days &
	Past Due	Past Due	Past Due	Past Due	Current	Receivable	Accruing

Real estate loans:
Commercial	$—	$—	$—	$—	$6,009,615	$6,009,615	$—
Residential	—	616,352	117,395	733,747	65,123,699	65,857,446	—
Multifamily	—	—	—	—	688,393	688,393	—
Agricultural	—	—	—	—	4,044,648	4,044,648	—
Construction and land	—	—	—	—	8,567,060	8,567,060	—
HELOC	—	—	—	—	355,296	355,296	—
Commercial and industrial	—	—	—	—	3,398,557	3,398,557	—
Consumer	—	—	—	—	801,476	801,476	—

Total	$—	$616,352	$117,395	$733,747	$88,988,744	$89,722,491	$—

Information regarding collateral dependent loans as of December 31, 2023 is as follows:

As of December 31, 2023
	Recorded	Related
	Investment	Allowance

(Unaudited)
Real estate
Commercial	$—	$—
Residential	—	—
Multifamily	—	—
Agricultural	—	—
Construction and land	—	—
Home equity line of credit (HELOC)	—	—
Commercial and industrial	—	—
Consumer	22,037	12,372

Totals	$22,037	$12,372

Information about impaired loans as of and for the three and six months ended December 31, 2022 and as of and for the year ended June 30, 2023 is as follows:

	As of and for the year ended June 30, 2023
		Unpaid		Average Balance of	Interest
	Recorded	Principal	Specific	Impaired	Income
	Balance	Balance	Allowance	Loans	Recognized

Loans without a specific valuation allowance:
Real estate
Residential	$243,764	$243,764	$—	$248,057	$7,456

Loans with a specific valuation allowance:
Real estate
Residential	60,332	60,332	7	61,670	3,886

Totals	$304,096	$304,096	$7	$309,727	$11,342

	Three Months Ended December 31,		Six Months Ended December 31,
	2022		2022
	Average Balance of	Interest Income	Average Balance of	Interest Income
	Impaired Loans	Recognized	Impaired Loans	Recognized

	(Unaudited)		(Unaudited)
Loans without a specific valuation allowance:
Real estate
Residential	$205,890	$1,637	$206,352	$3,245

Loans with a specific valuation allowance:
Real estate
Residential	62,039	1,375	62,373	2,094

Totals	$267,929	$3,012	$268,725	$5,339

Information regarding nonaccrual loans as of December 31, 2023 and June 30, 2023 is as follows:

						Amortized Cost
	Nonaccrual Loans	Nonaccrual Loans		Total Nonaccrual	Interest Income	Basis of Loans 90+
	With No Allowance	With an Allowance	Total Nonaccrual	Loans at Beginning	Recognized on	Days Past Due
	for Credit Losses	for Credit Losses	Loans	of Year	Nonaccrual Loans	Not on Nonaccrual
December 31, 2023 (Unaudited)
Real estate loans:
Commercial	$—	$—	$—	$—	$—	$—
Residential	470,175	—	470,175	304,096	—	—
Multifamily	—	—	—	—	—	—
Agricultural	—	—	—	—	—	—
Construction and land	37,094	—	37,094	—	—	—
Home equity line of credit (HELOC)	—	—	—	—	—	—
Commercial and industrial	—	—	—	—	—	—
Consumer	—	22,037	22,037	—	—	—

Total	$507,269	$22,037	$529,306	$304,096	$—	$—

There was no accrued interest written off by reversing interest income for the three and six months ended December 31, 2023 and 2022.

During the six months ended December 31, 2023, there were no significant modifications of loans to borrowers who were experiencing financial difficulty. The Company did not provide any modifications under these circumstances to borrowers. There were no significant loans modified in a troubled debt restructuring during the six months ended December 31, 2022 and there were no troubled debt restructurings modified in the past 12 months that subsequently defaulted for the six months ended December 31, 2022.

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

On November 13, 2019, the federal regulators finalized and adopted a regulatory capital rule establishing a new community bank leverage ratio (CBLR), which became effective on January 1, 2020. The intent of the CBLR is to provide a simple alternative measure of capital adequacy for electing qualifying depository institutions and depository institution holding companies, as directed under the Economic Growth, Regulatory Relief, and Consumer Protection Act. If a qualifying depository institution, or depository institution holding company, elects to use such measure, such institution or holding company will be considered well capitalized if its ratio of Tier 1 capital to average total consolidated assets (i.e., leverage ratio) exceeds 9 percent, subject to a limited two quarter grace period, during which the leverage ratio cannot go 100 basis points below the then applicable threshold, and will not be required to calculate and report risk-based capital ratios. The Company’s CBLR was 15.39 percent and 22.69 percent as of December 31, 2023 and June 30, 2023, respectively. Management believes, as of December 31, 2023 and June 30, 2023, that the Company met all capital adequacy requirements to which it is subject.

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

Recurring Measurements

The following table presents the fair value measurements of assets recognized in the accompanying balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at December 31, 2023 and June 30, 2023:

		Fair Value Measurements Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
	Fair	Identical Assets	Observable Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)

December 31, 2023 (Unaudited)
U.S. Government agencies	$6,667,800	$—	$6,667,800	$—
Mortgage-backed GSEs	30,275,028	—	30,275,028	—
Collateralized mortgage obligations	82,647,704	—	82,647,704	—
Subordinated debt	2,593,060	—	2,593,060	—
State and political subdivisions	3,959,393	—	3,959,393	—

June 30, 2023
U.S. Government agencies	$6,529,510	$—	$6,529,510	$—
Mortgage-backed GSEs	28,929,259	—	28,929,259	—
Collateralized mortgage obligations	30,384,590	—	30,384,590	—
Subordinated debt	860,470	—	860,470	—
State and political subdivisions	3,881,365	—	3,881,365	—

Following is a description of the valuation methodologies used for assets measured at fair value on a recurring basis and recognized in the accompanying balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy. There are no liabilities measured at fair value on a recurring basis. There have been no significant changes in the valuation techniques during the six months ended December 31, 2023 and for the year ended June 30, 2023.

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

At December 31, 2023 and June 30, 2023, the Company had one loan measured at fair value with a carrying value of $9,665 and $60,000, respectively, which are classified within Level 3 of the fair value hierarchy. The fair value of the loan is estimated using third-party appraisals of the collateral, less estimated costs to sell.

The estimated fair values of the Company’s financial instruments not carried at fair value on the consolidated balance sheets at December 31, 2023 and June 30, 2023 are as follows:

	Carrying	Fair	Fair Value Measurements Using
	Value	Value	(Level 1)	(Level 2)	(Level 3)
December 31, 2023 (Unaudited)
Financial assets:
Cash and due from banks	$6,177,073	$6,177,073	$6,177,073	$—	$—
Loans, net	99,650,822	89,984,698	—	—	89,984,698

FHLB Stock	1,512,800	1,512,800	—	1,512,800	—
FRB Stock	536,000	536,000	—	536,000	—
Accrued interest receivable	816,591	816,591	816,591	—	—

Financial liabilities:
Deposits	162,865,839	163,532,926	66,579,926	—	96,953,000
Borrowings	40,500,000	40,276,000	—	—	40,276,000
Accrued interest payable	304,762	304,762	304,762	—	—

June 30, 2023
Financial assets:
Cash and due from banks	$5,515,728	$5,515,728	$5,515,728	$—	$—
Loans, net	81,208,395	73,268,657	—	—	73,268,657
FHLB Stock	396,800	396,800	—	396,800	—
Accrued interest receivable	498,807	498,807	498,807	—	—

Financial liabilities:
Deposits	119,991,581	120,415,085	68,571,085	—	51,844,000
Borrowings	6,200,000	6,191,000	—	—	6,191,000
Accrued interest payable	55,667	55,667	55,667	—	—

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

Management uses the same credit policies in granting lines of credit as it does for on-balance-sheet instruments.

Commitments outstanding at December 31, 2023 and June 30, 2023 were as follows:

	December 31,	June 30,
	2023	2023

Commitments to originate loans	$2,390,519	$7,028,000
Undisbursed balance of loans closed	12,078,701	3,994,000

Total	$14,469,220	$11,022,000

Note 8:Leases

The Company entered into a lease agreement for office space in Fort Wayne, Indiana with a commencement date of October 2, 2023, which is when certain leasehold improvements began. The Company occupied the space beginning January 11, 2024. The lease expiration date is January 31, 2034 and includes two five-year renewal options. The Company did not include the renewal options in the lease term as it is not reasonably certain that those will be exercised. Prior to moving into the new office space, the Company rented temporary space on a month-to-month basis in an office building.

The lease cost and other required information for the six months ended December 31, 2023, are:

Six Months Ended
December 31, 2023
Lease cost
Operating lease cost	$23,758
Short-term lease cost	35,822
Variable lease cost	-
Total lease cost	$59,580

December 31, 2023
Other information
Cash paid for amounts included in the measurement of
lease liabilities
Operating cash flows from operating leases	$-
Right-of-use assets obtained in exchange for new
operating lease liabilities	750,293
Weighted-average remaining lease term	10.09 yrs
Weighted-average discount rate	5.3%

Future minimum lease payments and reconciliation to the consolidated balance sheet at December 31, 2023, are as follows:

Operating
Leases
2024	$41,472
2025	89,076
2026	91,303
2027	93,586
2028	95,925
Thereafter	581,044
Total future undiscounted lease payments	992,406
Less interest	(232,191)
Lease liabilities	$760,215

Note 9:ESOP

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

The annual contribution to the ESOP was made during the six months ended December 31, 2023, as loan payments are made annually at December 31st of each year. Compensation expense is recognized over the service period based on the average fair value of the shares and totaled $58,000 and $106,000 for the six months ended December 31, 2023 and 2022, respectively.

At December 31, 2023, there were 7,692 shares allocated to participants, 7,692 shares committed to be released to participants and 138,550 unallocated shares. The fair value of unallocated ESOP shares totaled $2.1 million at December 31, 2023.

Note 10:Defined Benefit Plan

In connection with the withdrawal from the Pentegra Plan effective January 1, 2023, the Company established the Van Wert Federal Savings Bank Defined Benefit Plan (the “DB Plan”) as a qualified successor plan. As permitted under the DB Plan, the Company elected to terminate the DB Plan effective July 1, 2023. Pursuant to the DB Plan termination, all obligations due to the DB Plan participants will be satisfied during the year ended June 30, 2024. The difference in the amount recorded and the actual expense could be material. At December 31, 2023, the funded status of the plan was approximately $34,000, the asset is included in other assets in the consolidated balance sheets.

Note 11:Borrowings

The Company had outstanding borrowings from Federal Home Loan Bank of $16,000,000, at a variable rate of 5.47 percent, which were scheduled to mature in March 2024. The Company also had outstanding borrowings from the Federal Reserve Bank - Bank Term Funding Program of $24,500,000, at a fixed rate of 5.10 percent, which were scheduled to mature in December 2024.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of financial condition and results of operations is intended to assist in understanding VWF Bancorp, Inc.’s (the “Company”) consolidated financial condition at December 31, 2023 and consolidated results of operations for the six months ended December 31, 2023 and 2022. It should be read in conjunction with the unaudited consolidated financial statements and the related notes appearing in Part I, Item 1, of this Quarterly Report on Form 10-Q.

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

Comparison of Financial Condition at December 31, 2023 and June 30, 2023

Total Assets. Total assets were $244.2 million at December 31, 2023, an increase of $78.3 million, or 47.1%, from June 30, 2023. The increase is part of a concerted effort by management to add higher yielding variable rate interest earning assets using fixed rate funding to offset the liability sensitive nature of the balance sheet at the prior calendar year end of December 31, 2022. The increase was comprised mainly of $55.6 million in variable rate securities, $18.4 million in loans, and $661,000 in cash.

Cash and Due from Banks. Cash and due from banks increased by $661,000, or 12.0%, to $6.2 million at December 31, 2023 from $5.5 million at June 30, 2023. The increase was due primarily to the timing between adding borrowings and offsetting investment purchases and loan funding.

Investment Securities. Investment securities increased $55.6 million, or 78.7%, to $126.1 million at December 31, 2023, from $70.6 million at June 30, 2023. Aggregate securities purchases of $86.2 million during the six months ended December 31, 2023, were partially offset by $27.9 million of calls, maturities and repayments, sales of securities of $3.0 million, as well as a $72,000 increase in fair value of the securities over the period. The yield on investment securities was 5.48% for the six months ended December 31, 2023, compared to 2.71% for the six months ended December 31, 2022, reflecting the increase in market interest rates during the period, as well as the addition of higher yielding securities. The increase in investment securities is part of a forward-looking investment strategy to increase the number of variable rate investments financed by fixed rate deposit instruments, such as brokered certificates of deposits noted in the deposit section below, which will ultimately provide a more balanced interest rate risk profile.

The $72,000 increase in the fair value of the investment securities was primarily attributable to the variability in market interest rates. As market interest rates decrease, the fair value of the securities increases. The unrealized losses are recorded to shareholders’ equity, net of tax, as management has determined that there are no credit quality concerns with the issuers of the securities and there is no intent to sell the securities and, as a result, the fair value is expected to recover as the securities approach their maturity dates.

Net Loans. Net loans increased by $18.4 million, or 22.7%, to $99.7 million at December 31, 2023, from $81.2 million at June 30, 2023. During the six months ended December 31, 2023, loan originations totaled $20.9 million, comprised of $4.9 million of loans secured by one-to-four family residential real estate, $239,000 of consumer loans, $4.5 million of construction and land loans, and $11.3 million of commercial and industrial loans. Increases in loan balances reflect our strategy to grow our loan portfolio, continuing to focus on owner-occupied one-to-four family residential real estate loans, while increasing our emphasis on commercial real estate loans and commercial and industrial loans. Management intends to continue to pursue growth in these loan segments in future periods.

Deposits. Deposits increased by $42.9 million, or 35.7%, to $162.9 million at December 31, 2023 from $120.0 million at June 30, 2023. Core deposits (defined as all deposits other than brokered deposits) increased $5.8 million, or 5.4%, to $115.8 million at December 31, 2023 from $110.0 million at June 30, 2023. Brokered Certificates of deposit increased $37.0 million, or 367.1%, to $47.1 million at December 31, 2023 from $10.1 million at June 30, 2023, with the primary contributor to this increase being the addition of $17.0 million and $20.2 million in brokered certificates of deposit added in August 2023 and December 2023, respectively. The brokered certificates of deposit issued in August 2023 include the optionality to prepay if interest rates decrease.

Shareholders’ Equity. Shareholders’ equity decreased $621,000, or -1.6%, to $37.9 million at December 31, 2023 from $38.5 million at June 30, 2023. A result of net loss of $738,000 for the six months ended December 31, 2023, which includes certain one-time expenses noted in the noninterest expense section below, a net tax effect on unrealized gains on securities of $57,000 and a $53,000 adjustment to retained earnings from the impact of adoption of ASC326, and partially offset by ESOP shares committed to be released.

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

	For the Three Months Ended December 31,
	2023			2022
	Average			Average
	Outstanding		Yield/	Outstanding		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate

Interest-earning assets:
Loans	$96,130	$1,147	4.77%	$83,749	$725	3.46%
Investment securities	110,649	1,561	5.64	43,286	316	2.92
Interest-bearing deposits and other	15,020	133	3.55	17,408	169	3.88
Total interest-earning assets	221,799	2,841	5.12	144,443	1,211	3.35
Non-interest-earning assets	3,963			1,665
Allowance for loan losses	(484)			(223)
Total assets	$225,278			$145,885

Interest-bearing liabilities:
Interest-bearing demand	$25,777	$66	1.02%	$25,841	$1	0.02%
Savings accounts	40,378	121	1.20	45,377	7	0.06
Certificates of deposit	80,434	833	4.14	33,395	77	0.92
Total deposits	146,589	1,020	2.78	104,613	85	0.33
Borrowings	39,125	536	5.48	(17)	—	—
Total interest-bearing liabilities	185,714	1,556	3.35	104,596	85	0.32
Non-interest-bearing liabilities	1,863			18,489
Total liabilities	187,577			123,085
Equity	37,701			22,800
Total liabilities and equity	$225,278			$145,885

Net interest income		$1,286			$1,126
Net interest rate spread (1)			1.77%			3.03%
Net interest-earning assets (2)	$36,085			$39,847
Net interest margin (3)			2.32%			3.12%
Average interest-earning assets to interest-bearing liabilities	119.43%			138.10%
(1)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets.

Comparison of Operating Results for the Three Months Ended December 31, 2023 and 2022

General. Net loss for the three months ended December 31, 2023 was $299,000, an increase of $194,000, or 39.3%, compared to net loss of $493,000 for the three months ended December 31, 2022. The decrease in net loss was primarily due to the $930,000 pension plan withdrawal expense incurred in December 2022. While we continue to see incremental increases in our pre-provision net interest income as a result of the addition of higher yielding investment securities, we are still in the process of building out the balance sheet and adding organic interest earning assets funded with organic deposits.

Interest Income. Interest income increased $1.6 million, or 134.6%, to $2.8 million for the three months ended December 31, 2023, compared to $1.2 million for the three months ended December 31, 2022. This increase was attributable to a $1.2 million, or 383.2%, increase in interest on investment securities and a $422,000, or 58.2%, increase in interest on loans, and is reflective of management’s strategy to continue to add higher yielding interest earnings assets to the balance sheet.

The average balance of loans during the three months ended December 31, 2023, increased by $12.4 million, or 14.8%, from the average balance for the three months ended December 31, 2022, while the average yield on loans increased by 131 basis points to 4.77% for the three months ended December 31, 2023, from 3.34% for the three months ended December 31, 2022. The increase in average yield reflects the increases in market interest rates impacting the loan portfolio, as well as the addition of several higher yielding loans as the Company continues to add commercial loans to the portfolio.

The average balance of investment securities increased $67.4 million, or 155.6%, to $110.6 million for the three months ended December 31, 2023, from $43.3 million for the three months ended December 31, 2022, while the average yield on investment securities increased by 272 basis points to 5.64% for the three months ended December 31, 2023, from 2.9% for the three months ended December 31, 2022. This increase in yields resulted from the effects of management’s purchasing of higher yielding securities beginning in March 2023.

The average balance of other interest-bearing deposits, comprised of overnight deposits and stock in the Federal Home Loan Bank and Federal Reserve Bank, decreased $2.4 million, or -13.7%, for the three months ended December 31, 2023, and the average yield decreased 33 basis points to 3.55% for the three months ended December 31, 2023, from 3.88% for the three months ended December 31, 2022.

Interest Expense. Total interest expense increased $1.45 million, or 1730.2%, to $1.55 million for the three months ended December 31, 2023, from $85,000 for the three months ended December 31, 2022. The increase was due to an increase of 245 basis points in the average cost of deposits to 2.78% for the three months ended December 30, 2023, from 0.33% for the three months ended December 31, 2022, reflecting how management has had to increase the offered rates to be competitive in efforts to maintain and grow deposits. The increase in interest expense also includes $536,000 for the three months ended December 31, 2023, related to advances from the Federal Home Loan Bank and the Federal Reserve Bank under the Bank Term Funding Program. There was only marginal interest expense for advances for the three months ended December 30, 2022. The advances have been part of a strategic initiative to fund higher yielding assets to help offset net interest margin compression experienced throughout the industry as a result of higher interest rates

Net Interest Income. Net interest income increased $160,000, or 14.2%, to $1.3 million for the three months ended December 31, 2023, compared to $1.1 million for the three months ended December 31, 2022, while net interest margin decreased 80 basis points to 2.32% for the three months ended December 31, 2023, from 3.12% for the three months ended December 31, 2022.

Provision for Loan Losses. Based on an analysis of the factors described in “Critical Accounting Policies and Use of Critical Accounting Estimates – Allowance for Credit Losses,” management concluded that a provision for credit losses of $94,000 on loans and off balance sheet credit exposures was required for the three months ended December 31, 2023. No provision was required for the three months ended December 31, 2022. The allowance for credit losses was $529,000 and $223,000 at December 31, 2023 and 2022, respectively, and represented 0.52% of total loans at December 31, 2023, and 0.28% of total loans at December 31, 2022. The determination over the adequacy of the allowance for credit losses was due primarily to new methodology from the adoption of ASC326.

Total nonperforming and substandard loans were $529,000 at December 31, 2023, compared to $267,000 at December 31, 2022. Total loans past due greater than 30 days were $747,000 and $1.3 million at those respective dates. As a percentage of nonperforming and substandard loans, the allowance for credit losses was 100.0% at December 31, 2023, compared to 80.1% at December 31, 2022.

The allowance for credit losses reflects the estimate management believes to be appropriate to cover lifetime probable losses which were inherent in the loan portfolio at December 31, 2023 and 2022. While management believes the estimates and assumptions used in the determination of the adequacy of the allowance are reasonable, such estimates and assumptions could be proven incorrect in the future, and the actual amount of future provisions may exceed the amount of past provisions. Furthermore, as an integral part of its examination process, the OCC will periodically review our allowance for credit losses. The OCC may have judgments different than those of management, and we may determine to increase our allowance as a result of these regulatory reviews. Any material increase in the allowance for credit losses may adversely affect our financial condition and results of operations.

Non-Interest Income. Non-interest income increased by $11,000, or 21.6%, to $63,000 for the three months ended December 31, 2023, from $52,000 for the three months ended December 31, 2022, due to normal fluctuations in the volume of fees on loans and deposits.

Non-Interest Expense. Non-interest expense decreased $165,000, or -9.1%, to $1.6 million for the three months ended December 31, 2023, compared to $1.8 million for the three months ended December 31, 2022. The decrease reflects absence of the one-time expense from the pension withdrawal for $930,000 in December 2022, which was offset in part by the $378,000, or 93.0%, increase in salaries and employee benefits resulting from the addition of several new employees and positions throughout calendar year 2023 and reflects investment in people for our strategic growth initiatives. Occupancy and equipment increased $44,000, a result of certain short term lease expense for temporary space associated with our Fort Wayne personnel, as well operating lease expense for our new downtown Fort Wayne location. Other expenses increased $192,000, which includes a $78,000 increase in advertising and marketing costs ($68,000 of which were one-time expenses related to rebranding efforts), and a $68,000 increase in IT expense, primarily related to recurring monthly charges for our third party back-end IT solutions provider. There were also $50,000 of one-time professional services expenses related to assistance with adoption of new accounting standards and Form S-8 preparation and filing.

Federal Income Taxes. Provision for federal income taxes benefit decreased $49,000, or -36.0%, to a $87,000 benefit provision for the three months ended December 31, 2023, compared to a $137,000 expense provision for the three months ended December 31, 2022. The increase in the federal income tax provision was due primarily to a $243,000, or 268.8%, decrease in pretax net loss.

	For the Six Months Ended December 31,
	2023			2022

	Average			Average
	Outstanding		Yield/	Outstanding		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate

Interest-earning assets:
Loans	$91,067	$2,037	4.47%	$82,987	$1,412	3.40%
Investment securities	95,082	2,607	5.48	37,728	511	2.71
Interest-bearing deposits and other	16,086	279	3.46	24,471	309	2.53
Total interest-earning assets	202,235	4,922	4.87	145,186	2,232	3.07
Non-interest-earning assets	3,651			4,007
Allowance for credit losses	(395)			(223)
Total assets	$205,491			$148,970

Interest-bearing liabilities:
Interest-bearing demand	$26,089	$136	1.04%	$24,685	$1	0.01%
Savings accounts	40,560	198	0.98	46,043	9	0.04
Certificates of deposit	70,945	1,389	3.91	33,930	146	0.86
Total deposits	137,594	1,723	2.50	104,658	156	0.30
Borrowings	28,386	829	5.84	12	—	—
Total interest-bearing liabilities	165,980	2,552	3.07	104,670	156	0.30
Non-interest-bearing liabilities	1,323			21,095
Total liabilities	167,303			125,765
Shareholders' Equity	38,188			23,050
Total liabilities and shareholders' equity	$205,491			$148,815

Net interest income		$2,370			$2,076
Net interest rate spread (1)			1.80%			2.77%
Net interest-earning assets (2)	$36,255			$40,516
Net interest margin (3)			2.34%			2.86%
Average interest-earning assets to interest-bearing liabilities	121.84%			138.71%
(4)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.

(5)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(6)	Net interest margin represents net interest income divided by average total interest-earning assets.

Comparison of Operating Results for the Six Months Ended December 31, 2023 and 2022

General. Net loss for the six months ended December 31, 2023 was $738,000, an increase of $400,000, or 118.4%, compared to net loss of $338,000 for the six months ended December 31, 2022. The increase in net loss was primarily due to a $574,000 increase in noninterest expenses, which included certain one-time expenses as noted in the noninterest expense section below and was partially offset by absence of the one-time expense from the pension withdrawal for $930,000 in Q4 2022.

Interest Income. Interest income increased $2.7 million, or 120.5%, to $4.9 million for the six months ended December 31, 2023, compared to $2.2 million for the six months ended December 31, 2022. This increase was attributable to a $2.1 million, or 410.4%, increase in interest on investment securities and a $625,000, or 44.2%, increase in interest on loans, and is reflective of management’s strategy to continue to add higher yielding interest earnings assets to the balance sheet.

The average balance of loans during the six months ended December 31, 2023, increased by $8.1 million, or 9.7%, from the average balance for the six months ended December 31, 2022, while the average yield on loans increased by 107 basis points to 4.47% for the six months ended December 31, 2023, from 3.40% for the six months ended December 31, 2022. The increase in average yield reflects the increases in market interest rates impacting the loan portfolio, as well as the addition of several higher yielding loans as the Company continues to add commercial loans to the portfolio.

The average balance of investment securities increased $57.3 million, or 152.0%, to $95.1 million for the six months ended December 31, 2023, from $37.7 million for the six months ended December 31, 2022, while the average yield on investment securities increased by 277 basis points to 5.48% for the six months ended December 31, 2023, from 2.71% for the six months ended December 31, 2022. This increase in yields resulted from the effects of management’s purchasing of higher yielding securities beginning in March 2023.

The average balance of other interest-bearing deposits, comprised of overnight deposits and stock in the Federal Home Loan Bank and Federal Reserve Bank, decreased $8.4 million, or 34.3%, for the six months ended December 31, 2023, and the average yield increased 93 basis points to 3.46% for the six months ended December 31, 2023, from 2.53% for the six months ended December 31, 2022 reflecting the rise in the interest rate environment.

Interest Expense. Total interest expense increased $2.4 million, or 1533.7%, to $2.6 million for the six months ended December 31, 2023, from $156,000 for the six months ended December 31, 2022. The increase was due to an increase of 220 basis points in the average cost of deposits to 2.50% for the six months ended December 31, 2023, from 0.30% for the six months ended December 31, 2022, reflecting how management has had to increase the offered rates to be competitive in efforts to maintain and grow deposits. The increase in interest expense also includes $829,000 for the six months ended December 31, 2023, from $22,000 for the six months ended December 31, 2022 related to advances from the Federal Home Loan Bank and the Federal Reserve Bank under the Bank Term Funding Program. The advances have been part of a strategic initiative to fund higher yielding assets to help offset net interest margin compression experienced throughout the industry as a result of higher interest rates.

Net Interest Income. Net interest income increased $294,000, or 14.2%, to $2.4 million for the six months ended December 31, 2023, compared to $2.1 million for the six months ended December 31, 2022, while net interest margin decreased 52 basis points to 2.34% for the six months ended December 31, 2023, from 2.86% for the six months ended December 31, 2022.

Provision for Loan Losses. Based on an analysis of the factors described in “Critical Accounting Policies and Use of Critical Accounting Estimates – Allowance for Credit Losses,” management concluded that a provision for credit losses of $222,000 on loans and off balance sheet credit exposures was required for the six months ended December 31, 2023. No provision was required for the six months ended December 31, 2022. The allowance for credit losses was $529,000 and $223,000 at December 31, 2023 and 2022, respectively, and represented 0.52% of total loans at December 31, 2023, and 0.28% of total loans at December 31, 2022. The determination over the adequacy of the allowance for credit losses was due primarily to new methodology from the adoption of ASC326.

Total nonperforming and substandard loans were $529,000 at December 31, 2023, compared to $267,000 at December 31, 2022. Total loans past due greater than 30 days were $747,000 and $1.3 million at those respective dates. As a percentage of nonperforming and substandard loans, the allowance for credit losses was 100.0% at December 31, 2023, compared to 80.1% at December 31, 2022.

The allowance for credit losses reflects the estimate management believes to be appropriate to cover lifetime probable losses which were inherent in the loan portfolio at December 31, 2023 and 2022. While management believes the estimates and assumptions used in the determination of the adequacy of the allowance are reasonable, such estimates and assumptions could be proven incorrect in the future, and the actual amount of future provisions may exceed the amount of past provisions. Furthermore, as an integral part of its examination process, the OCC will periodically review our allowance for credit losses. The OCC may have judgments different than those of management, and we may determine to increase our allowance as a result of these regulatory reviews. Any material increase in the allowance for credit losses may adversely affect our financial condition and results of operations.

Non-Interest Income. Non-interest income increased by $1,000, or 1.3%, to $107,000 for the six months ended December 31, 2023, from $106,000 for the six months ended December 31, 2022, due to normal fluctuations in the volume of fees on loans and deposits.

Non-Interest Expense. Non-interest expense increased $574,000, or 21.8%, to $3.2 million for the six months ended December 31, 2023, compared to $2.6 million for the six months ended December 31, 2022. The increase reflects a $708,000, or 89.3%, increase in salaries and employee benefits resulting from the addition of several new employees and positions throughout calendar year 2023 and reflects investment in people for our strategic growth initiatives. Occupancy and equipment increased $138,000, or 121.3%, which included $91,000 of one-time expenses for certain software fees (including planning and design costs for new modules, training, manual data conversion, and consulting and support services), and $55,000 related to certain short term lease expense for temporary space associated with our Fort Wayne personnel, as well as operating lease expense for our new downtown Fort Wayne location. Other expenses increased $421,000, or 253.3%, which includes $133,000 increase in advertising and marketing costs ($87,000 of which were one-time expenses related to rebranding efforts), and a $132,000 increase in IT expense, primarily related to recurring monthly charges for our third party back-end IT provider. There were also $75,000 of one-time professional services expenses related to assistance with adoption of new accounting and reporting standards and Form S-8 preparation and filing.

Federal Income Taxes. Provision for federal income taxes benefit increased by $101,000, or 91.7%, to a $211,000 benefit provision for the six months ended December 31, 2023, compared to a $110,000 expense provision for the six months ended December 31, 2022. The increase in the federal income tax provision was due primarily to a $501,000, or 111.8%, increase in pretax net loss.

One-time Expenses Related to Conversion

At the time of the conversion on July 13, 2022, the Bank prepared a projection of operating results for calendar years 2022 through 2025. A one-time expense related to the termination of the defined benefit plan was estimated at $3.1 million at that time. A few things have changed since the conversion that are running through the operating expenses of the Bank related to this and other decisions of the Board and management. In January 2023, the Board agreed to take the necessary steps to become a regional commercial bank. As discussed in the second quarter 2023 10Q, the Bank elected to become a Covered Savings Association (CSA) instead of staying as a Qualified Thrift Lender (QTL) as part of this decision. At that time, the estimated cost to terminate the defined benefit plan had dropped due to the increase in interest rates that took place beginning in March 2023. The board agreed that any expense reduction in the termination of the defined benefit plan could be utilized to make the appropriate investments in products, services, software, operating system modules, consulting fees and training related to obtaining all the capabilities required of a regional commercial bank. Additionally, any contract terminations, personnel adjustments, and branding efforts on the new products, geography, and the bank could be used toward this total.

These expenses are determined to be one-time expenses related to this $3.1 million total per senior management of the bank. While the initial prospectus showed all $3.1 million being expended in the 3rd quarter of 2022, the actual termination of the defined benefit plan is estimated to be final at the end of the 1st quarter of 2024. These expenses will be incurred over an estimated period of calendar 2022 through 2024. The following is management’s classification of these expenses to date, shown by fiscal year for comparison to financial results presented above:

	Fiscal Year 2023	Fiscal Year 2024	Total
Category
Termination of defined benefit plan	$1,052,000	$2,000	$1,054,000
Contract termination and related personnel costs	256,000	87,000	343,000
IT and software maintenance and related consulting fees	102,000	142,000	244,000
Branding related costs	5,000	87,000	92,000
Other costs	—	75,000	75,000
Total one-time expenses	$1,415,000	$393,000	$1,808,000

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, and proceeds from maturities of securities. We also have the ability to borrow from the Federal Home Loan Bank of Cincinnati and the Federal Reserve Bank of Cleveland under the Bank Term Funding Program. At December 31, 2023, we had outstanding borrowings from the Federal Home Loan Bank of Cincinnati and the Federal Reserve Bank of Cleveland of $16 million and $24.5 million, respectively. At December 31, 2023, we had the capacity to borrow an additional $26.3 million from the Federal Home Loan Bank of Cincinnati.

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

VWF Bancorp, Inc. is a separate legal entity from Van Wert Federal and must provide for its own liquidity to pay its operating expenses and other financial obligations. Its primary source of income is dividends received from Van Wert Federal. The amount of dividends that Van Wert Federal may declare and pay is governed by applicable bank regulations. At December 31, 2023, VWF Bancorp, Inc. (on a stand-alone, unconsolidated basis) had liquid assets of $7.1 million.

At December 31, 2023, Van Wert Federal’s Tier 1 leverage capital was $34.2 million, or 15.4% of adjusted assets. Accordingly, it was categorized as well-capitalized at December 31, 2023 under the “community bank leverage ratio” framework. Management is not aware of any conditions or events since the most recent notification that would change our category.

Off-Balance Sheet Arrangements. At December 31, 2023, we had $14.5 million of outstanding commitments to originate loans. Certificates of deposit that are scheduled to mature in less than one year from December 31, 2023 totaled $46.3 million at December 31, 2023. Management expects that a substantial portion of the maturing certificates of deposit will be renewed. However, if a substantial portion of these deposits is not retained, we may utilize Federal Home Loan Bank of Cincinnati advances or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

Item 3.Quantitative and Qualitative Disclosures About Market Risk

Not applicable, as the Company is a smaller reporting company.

Item 4.Controls and Procedures

Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer and the Chief Financial Officer and Treasurer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of December 31, 2023. These disclosure controls and procedures are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities and Exchange Act of 1934, as amended, such as this report, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to the Company’s management, including the President and Chief Executive Officer and the Chief Financial Officer and Treasurer, as appropriate, to allow timely decisions regarding the required disclosure. Based on that evaluation, the Company’s management, including the President and Chief Executive Officer and the Chief Financial Officer and Treasurer, concluded that the Company’s disclosure controls and procedures were ineffective as of December 31, 2023.

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

As of December 31, 2023, the Company’s management, including the Company’s principal executive officer and principal financial officer, has assessed the effectiveness of its internal control over financial reporting using the criteria set forth in the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). Based on the assessment using those criteria, management identified material weaknesses related to the Company’s internal control over financial reporting and, as such, concluded that the Company’s internal control over financial reporting was ineffective as of December 31, 2023. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements would not be prevented or detected on a timely basis. The following material weaknesses were identified in the Company’s internal control over financial reporting:

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

The Company has concluded that the existence of these material weaknesses did not result in a material misstatement of the Company’s financial statements included in its Annual Report on Form 10-K for the year ended June 30, 2023, or in its Quarterly Report on Form 10-Q for the quarter ended December 31, 2023.

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

Changes in Internal Control Over Financial Reporting

Other than described above, during the quarter ended December 31, 2023, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.Defaults Upon Senior Securities

Not applicable.

Item 4.Mine Safety Disclosures

Not applicable.

Item 5.Other Information

During the three month period ending December 31, 2023, none of the Company’s directors or executive officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as such terms are defined under Item 408 of Regulation S-K.

Item 6.Exhibits

3.1	Articles of Incorporation of VWF Bancorp, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-1 filed March 11, 2022)
3.2	Bylaws of VWF Bancorp, Inc. (incorporated by reference to Exhibit 3.2 of the Company’s Registration Statement on Form S-1 filed March 11, 2022)
10.1†	VWF Bancorp, Inc. 2023 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Registration Statement on Form S-1 filed December 21, 2023)
10.2†	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.2 of the Company’s Registration Statement on Form S-1 filed December 21, 2023)
10.3†	Form of Incentive Stock Option Award Agreement (incorporated by reference to Exhibit 10.3 of the Company’s Registration Statement on Form S-1 filed December 21, 2023)
10.4†	Form of Non-Qualified Stock Option Award Agreement (incorporated by reference to Exhibit 10.4 of the Company’s Registration Statement on Form S-1 filed December 21, 2023)
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101

The following materials for the quarter ended December 31, 2023, formatted in Inline XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) Condensed Consolidated Statements of Changes in Shareholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements

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

VWF BANCORP, INC.

Date: February 14, 2024	/s/ Michael D. Cahill
Michael D. Cahill
President and Chief Executive Officer
(Principal Executive Officer)

Date: February 14, 2024	/s/ Richard W. Brackin
Richard W. Brackin
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)