Form 10-Q
period 2024-03-31
VWF Bancorp, Inc.
filed 2024-05-15
CIK 1913838

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2024

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

As of May 15, 2024, the Registrant had 1,951,765 shares of common stock issued, of which 1,914,965 are outstanding.

VWF Bancorp, Inc.

Form 10-Q

Part I. – Financial Information

Item 1.Financial Statements

VWF Bancorp, Inc.

Condensed Consolidated Balance Sheets

March 31, 2024 and June 30, 2023

	March 31,	June 30,
	2024	2023
	(Unaudited)
Assets
Cash and due from banks	$20,543,197	$5,515,728
Available-for-sale debt securities	132,934,788	70,585,194
Loans, net of allowance for credit losses of $601,451 at March 31, 2024 and $263,422 June 30, 2023, respectively	105,402,652	81,208,395
Premises and equipment	2,001,822	1,409,347
Stock in correspondent banks	1,913,800	396,800
Bank owned life insurance	5,317,582	5,223,496
Accrued interest receivable	897,824	498,807
Right-of-use_asset - operating lease	722,471	—
Other assets	1,536,427	1,131,536
Total assets	$271,270,563	$165,969,303

Liabilities and Shareholders' Equity

Liabilities
Deposits
Demand	$24,589,576	$26,551,336
Savings and money market	47,143,812	42,019,749
Time	134,956,681	51,420,496
Total deposits	206,690,069	119,991,581

Borrowings	24,000,000	6,200,000
Advances from borrowers	827,494	628,795
Operating lease liability	750,812	—
Accrued interest payable and other liabilities	1,957,501	650,927
Total liabilities	234,225,876	127,471,303

Commitments and Contingencies

Shareholders' Equity
Preferred stock, $0.01 par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 14,000,000 shares authorized, 1,914,965 and 1,922,924 issued and outstanding at March 31, 2024 and June 30, 2023, respectively	19,229	19,229
Additional paid-in capital	17,953,882	17,875,071
Treasury stock, 36,800 shares at March 31, 2024 and 0 shares at June 30, 2023	(598,000)	—
Unearned ESOP	(1,365,276)	(1,461,422)
Retained earnings	23,506,528	24,916,481
Accumulated other comprehensive loss	(2,471,676)	(2,851,359)
Total shareholders' equity	37,044,687	38,498,000
Total liabilities and shareholders' equity	$271,270,563	$165,969,303

See Notes to Condensed Consolidated Financial Statements

VWF Bancorp, Inc.

Condensed Consolidated Statements of Operations

For the Three and Nine Months Ended March 31, 2024 and 2023

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2024	2023	2024	2023

	(Unaudited)		(Unaudited)
Interest Income
Loans	$1,242,850	$713,572	$3,279,632	$2,125,558
Investment securities	1,929,515	349,880	4,536,109	860,578
Interest-bearing deposits and other	142,501	241,433	421,126	550,789
Total interest income	3,314,866	1,304,885	8,236,867	3,536,925
Interest Expense
Deposits	1,398,627	160,571	3,146,638	316,752
Borrowings	531,300	—	1,360,160	22
Total interest expense	1,929,927	160,571	4,506,798	316,774
Net Interest Income	1,384,939	1,144,314	3,730,069	3,220,151

Provision for Credit Losses - Loans	71,979	—	291,234	—
Provision for Credit Losses - Off Balance Sheet Credit Exposure	11,785	—	14,860	—
Credit Loss Expense	83,764	—	306,094	—

Net Interest Income After Provision for Credit Losses	1,301,175	1,144,314	3,423,975	3,220,151
Noninterest Income
Bank owned life insurance	32,906	28,024	94,086	82,881
Gain on disposal of assets	—	—	2,866	—
Other income	16,150	20,762	50,781	71,753
Total noninterest income	49,056	48,786	147,733	154,634
Noninterest Expense
Salaries and employee benefits	932,628	500,699	2,432,760	1,293,089
Pension plan withdrawal	252,014	121,820	252,014	1,051,820
Directors fees	76,730	44,000	168,680	114,000
Occupancy and equipment	91,949	111,523	349,088	224,872
Data processing fees	131,136	67,592	362,641	192,678
Franchise taxes	68,382	41,195	150,773	118,845
FDIC insurance premiums	29,389	9,000	70,278	27,900
Professional services	126,217	95,510	516,635	431,953
Loss on sale of investment securities	—	—	1,951	—
Foreclosed assets, net	6,500	—	436	—
Other	425,992	115,179	1,006,441	281,241
Total noninterest expense	2,140,937	1,106,518	5,311,697	3,736,398
(Loss) Income before income taxes	(790,706)	86,582	(1,739,989)	(361,613)
Provision for income taxes (benefits)	(172,100)	(3,438)	(383,202)	(113,564)
Net (Loss) Income	$(618,606)	$90,020	$(1,356,787)	$(248,049)

Basic (Loss) Earnings Per Share	$(0.35)	$0.05	$(0.76)	$(0.15)
Diluted (Loss) Earnings Per Share	$(0.35)	$0.05	$(0.76)	$(0.15)

See Notes to Condensed Consolidated Financial Statements

VWF Bancorp, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

For the Three and Nine Months Ended March 31, 2024 and 2023

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2024	2023	2024	2023

	(Unaudited)		(Unaudited)
Net (loss) income	$(618,606)	$90,020	$(1,356,787)	$(248,049)
Other comprehensive income (loss):
Net unrealized gains (losses) on available-for-sale securities	491,244	562,701	562,945	(170,337)
Change in funded status of defined benefit plan	(82,333)	—	(82,333)	—
Tax (expense) benefit	(85,873)	(118,167)	(100,929)	35,771
Other comprehensive income (loss)	323,038	444,534	379,683	(134,566)
Comprehensive (loss) income	$(295,568)	$534,554	$(977,104)	$(382,615)

See Notes to Condensed Consolidated Financial Statements

VWF Bancorp, Inc.

Condensed Consolidated Statements of Changes in Shareholders’ Equity

For the Three and Nine Months Ended March 31, 2024 and 2023

	Three Months Ended
						Accumulated
			Unearned			Other
	Common	Additional	ESOP	Retained	Treasury	Comprehensive	Shareholders'
	Stock	Paid-in Capital	Shares	Earnings	Stock, at Cost	Loss	Equity

	(Unaudited)
Balance at December 31, 2022	$19,229	$17,875,071	$(1,461,422)	$25,123,796	$—	$(2,673,859)	$38,882,815
ESOP shares committed to be released	—	—	—	—	—	—	—
Net income	—	—	—	90,020	—	—	90,020
Other comprehensive income	—	—	—	—	—	444,534	444,534
Balance at March 31, 2023	$19,229	$17,875,071	$(1,461,422)	$25,213,816	$—	$(2,229,325)	$39,417,369

Balance at December 31, 2023	$19,229	$17,911,996	$(1,384,505)	$24,125,134	$—	$(2,794,714)	$37,877,140
ESOP shares committed to be released	—	11,525	19,229	—	—	—	30,754
Net loss	—	—	—	(618,606)	—	—	(618,606)
Other comprehensive income	—	—	—	—	—	323,038	323,038
Purchase of treasury stock	—	—	—	—	(598,000)	—	(598,000)
Stock compensation expense	—	30,361	—	—	—	—	30,361
Balance at March 31, 2024	$19,229	$17,953,882	$(1,365,276)	$23,506,528	$(598,000)	$(2,471,676)	$37,044,687

	Nine Months Ended
						Accumulated
			Unearned			Other
	Common	Additional	ESOP	Retained	Treasury	Comprehensive	Shareholders'
	Stock	Paid-in Capital	Shares	Earnings	Stock, at Cost	Loss	Equity

	(Unaudited)
Balance at July 1, 2022	$—	$—	$—	$25,461,865	$—	$(2,094,759)	$23,367,106
Proceeds from issuance of shares	19,229	17,845,597	(1,538,339)	—	—	—	16,326,487
ESOP shares committed to be released	—	29,474	76,917	—	—	—	106,391
Net loss	—	—	—	(248,049)	—	—	(248,049)
Other comprehensive loss	—	—	—	—	—	(134,566)	(134,566)
Balance at March 31, 2023	$19,229	$17,875,071	$(1,461,422)	$25,213,816	$—	$(2,229,325)	$39,417,369

Balance at July 1, 2023	$19,229	$17,875,071	$(1,461,422)	$24,916,481	$—	$(2,851,359)	$38,498,000
Cumulative-effect adjustment for adoption of ASU 2016-13	—	—	—	(53,166)	—	—	(53,166)
Balance at July 1, 2023, as adjusted for change in accounting principle	$19,229	$17,875,071	$(1,461,422)	$24,863,315	$—	$(2,851,359)	$38,444,834
ESOP shares committed to be released	—	48,450	96,146	—	—	—	144,596
Net loss	—	—	—	(1,356,787)	—	—	(1,356,787)
Other comprehensive income	—	—	—	—	—	379,683	379,683
Purchase of treasury stock	—	—	—	—	(598,000)	—	(598,000)
Stock compensation expense	—	30,361	—	—	—	—	30,361
Balance at March 31, 2024	$19,229	$17,953,882	$(1,365,276)	$23,506,528	$(598,000)	$(2,471,676)	$37,044,687

See Notes to Condensed Consolidated Financial Statements

VWF Bancorp, Inc.

Condensed Consolidated Statements of Cash Flows

For the Nine Months Ended March 31, 2024 and 2023

	Nine Months Ended
	March 31,
	2024	2023

	(Unaudited)
Operating Activities
Net loss	$(1,356,787)	$(248,049)
Items not requiring (providing) cash:
Depreciation and amortization	111,410	45,956
Amortization of premiums and discounts, net	(221,353)	47,657
Deferred income taxes	(474,916)	111,094
Provision for credit losses	306,094	—
Loss on sale of investment securities	1,951	—
Net losses on sale of foreclosed assets	436	—
Gain on disposal of assets	(2,866)	—
Increase in cash surrender value of bank-owned life insurance	(94,086)	(82,881)
Stock compensation expense	30,361	—
ESOP compensation expense	88,442	106,391
Changes in:
Accrued interest receivable	(399,017)	(147,184)
Operating lease liability	519	—
Other assets and liabilities	1,007,835	643,228
Net cash (used in) provided by operating activities	(1,001,977)	476,212
Investing Activities
Net change in interest-bearing time deposits	—	1,470,000
Purchases of available-for-sale securities	(99,396,338)	(27,426,997)
Proceeds from sales of available-for-sale securities	2,989,042	—
Proceeds from calls, maturities and paydowns of available-for-sale securities	34,840,049	2,881,515
Proceeds from sales of foreclosed assets	97,303	—
Net change in loans	(24,677,600)	(819,222)
Purchase of premises and equipment	(673,197)	(75,507)
Purchase of correspondent bank stock	(1,808,900)	—
Proceeds from redemption of correspondent bank stock	559,900	799,900
Net cash used in investing activities	(88,069,741)	(23,170,311)
Financing Activities
Net increase in deposit accounts	86,698,488	9,621,994
Proceeds from borrowings	96,500,000	—
Repayment of borrowings	(78,700,000)	—
Purchase of treasury stock	(598,000)	—
Net change in advances by borrowers	198,699	(155,349)
Proceeds from issuance of common stock	—	1,011,257
Net cash provided by financing activities	104,099,187	10,477,902

Increase (Decrease) in Cash and Cash Equivalents	15,027,469	(12,216,197)
Cash and Cash Equivalents, Beginning of Period	5,515,728	36,711,842
Cash and Cash Equivalents, End of Period	$20,543,197	$24,495,645

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Interest on deposits and borrowings	$4,045,238	$288,506

Supplemental Disclosure of Noncash Financing Activities
Transfers from stock subscriptions to common stock and additional paid-in capital	$—	$15,315,230
ROU asset obtained in exchange for new operating lease liability	750,293	—
Loans transferred to OREO	70,943	—

See Notes to Condensed Consolidated Financial Statements

Note 1:Nature of Operations and Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of VWF Bancorp, Inc. (“VWF Bancorp” or the “Company”) and its wholly owned subsidiary, Van Wert Federal Savings Bank (“Van Wert Federal” or the “Bank”). All intercompany transactions and balances have been eliminated in consolidation.

Nature of Operations

The Company, a Maryland corporation and registered savings and loan holding company, was incorporated on February 25, 2022, to serve as the savings and loan holding company for the Bank in connection with the Bank’s conversion from the mutual form of organization to the stock form of organization (the “Conversion”). The Conversion was completed on July 13, 2022. The Company’s shares began trading on OTCQB under the symbol “VWFB” on July 14, 2022. VWFB shares began trading on OTCQX on June 30, 2023 under the symbol “VWFB”. In connection with the Conversion, the Company acquired 100% ownership of the Bank and the Company offered and sold 1,922,924 shares of its common stock at $10.00 per share, for gross offering proceeds of $19,229,000. The cost of the conversion and issuance of common stock was approximately $1,364,000, which was deducted from the gross offering proceeds. The Bank’s employee stock ownership plan purchased 153,834 shares of the common stock sold by the Company, which was 8% of the 1,922,924 shares of common stock issued by the Company. The ESOP purchased the shares using a loan from the Company. The Company contributed $8,932,000 of the net proceeds from the offering to the Bank, loaned $1,538,000 of the net proceeds to the ESOP and retained approximately $7,394,000 of the net proceeds.

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

Interim Financial Statements

The interim unaudited consolidated financial statements as of March 31, 2024, and for the three and nine months ended March 31, 2024 and 2023, are unaudited and reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. Such adjustments are the only adjustments contained in these unaudited consolidated financial statements. These unaudited consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission and, therefore, certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) have been omitted. The results of operations for the three and nine months ended March 31, 2024, are not necessarily indicative of the results to be achieved for the remainder of the year ending June 30, 2024, or any other period.

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

The Company recognized no other-than-temporary impairments during the three and nine months ended March 31, 2023.

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

Allowance for Credit Losses

The Company adopted ASU No. 2016-13 and began accounting for credit losses under ASC 326, Financial Instruments - Credit Losses, on July 1, 2023. The new standard significantly changed the impairment model for most financial assets that are measured at amortized cost, including off-balance sheet credit exposures, from an incurred loss impairment model to an expected credit loss model. Refer to Note 2 for more information on the impact to the consolidated financial statements.

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

Prior to adoption of ASC 326 on July 1, 2023:

Prior to July 1, 2023, the Company used an incurred loss impairment model to estimate the allowance for loan losses. This methodology assessed the overall appropriateness of the allowance for loan losses on loans and included allocations for specifically identified impaired loans and loss factors for all remaining loans, with a component primarily based on historical loss rates and another component primarily based on other qualitative factors.

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

Stock-Based Compensation

Compensation cost is recognized for stock options and restricted stock awards issued to employees and directors, based on the fair value of these awards at the date of grant. A Black-Scholes model is utilized to estimate the fair value of stock options, while the market price of the Company’s common stock at the date of grant is used for restricted stock awards.

Compensation cost is recognized over the required service period, generally defined as the vesting period. For awards with graded vesting, compensation cost is recognized on a straight-line basis over the requisite service period for the entire award. The Company’s accounting policy is to recognize forfeitures as they occur.

Treasury Stock

Common stock shares repurchased are recorded at cost. Cost of shares retired or reissued is determined using the first-in, first-out method.

Earnings (Loss) Per Share

Basic earnings (loss) per share (“EPS”) represents income available or loss attributable to common shareholders divided by the weighted average number of common shares outstanding during the period. Unallocated common shares held by the ESOP are not included in the weighted average number of common shares outstanding for purposes of calculating EPS until they are committed to be released. Legally issued and outstanding unvested restricted shares are not included in the weighted average number of common shares outstanding for purposes of calculating basic EPS until the awards vest, however, these shares are included in the computation of the denominator of diluted EPS, if dilutive. Diluted EPS reflects additional common shares that would have been outstanding if dilutive potential common shares, in the form of stock options and restricted stock awards, had been issued, as well as any adjustment to income that would result from the assumed issuance and is calculated using the treasury stock method. Potentially dilutive common shares are excluded from the computation of diluted EPS in periods in which the effect would be anti-dilutive.

The computation for the three and nine months ended March 31, 2024 and 2023 is as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2024	2023	2024	2023

	(Unaudited)		(Unaudited)
Basic
Net (loss) income	$(618,606)	$90,020	$(1,356,787)	$(248,049)

Shares outstanding for basic (loss) earnings per share:
Weighted-average common shares outstanding	1,903,949	1,922,924	1,918,007	1,787,065
Less average unearned ESOP shares	(137,169)	(153,834)	(142,292)	(142,965)
Weighted-average shares - basic	1,766,780	1,769,090	1,775,715	1,644,100

Basic (loss) earnings per share	$(0.35)	$0.05	$(0.76)	$(0.15)

Diluted
Effect of dilutive stock-based awards
Weighted-average shares oustanding - basic	1,766,780	1,769,090	1,775,715	1,644,100
Stock options	—	—	—	—
Restricted stock	—	—	—	—
Weighted average shares - assuming dilution	1,766,780	1,769,090	1,775,715	1,644,100

Diluted (loss) earnings per share	$(0.35)	$0.05	$(0.76)	$(0.15)

Stock options and restricted stock awards for 10,000 and 28,841 shares of common stock, respectively, were not considered in computing diluted earnings per common share for the three and nine months ended March 31, 2024, because they were antidilutive.

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

The Company adopted ASU No. 2016-13 on July 1, 2023, and recorded a cumulative effect adjustment of $53,000 to retained earnings . Results for the three and nine months ended March 31, 2024, are presented under Accounting Standards Codification (“ASC”) 326 while prior period amounts continue to be reported in accordance with previously applicable accounting standards generally accepted in the United States (“US GAAP”). See Debt Securities, Loans, and Allowance for Credit Losses on Loans accounting policies in Note 1 and see Notes 3 and 4 for additional disclosures related to this new accounting pronouncement.

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

The amortized cost and fair values, together with gross unrealized gains and losses of securities, are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Approximate
	Cost	Gains	Losses	Fair Value

	(Unaudited)
Available-for-sale Securities:
March 31, 2024
U.S. Government agencies	$6,000,000	$—	$320,580	$5,679,420
Mortgage-backed Government
Sponsored Enterprises (GSEs)	30,720,714	53,369	1,803,593	28,970,490
Collateralized mortgage obligations (CMOs)	92,040,967	247,133	482,115	91,805,985
Subordinated debt	2,750,000	—	158,320	2,591,680
State and political subdivisions	4,551,810	—	664,597	3,887,213
	$136,063,491	$300,502	$3,429,205	$132,934,788

		Gross	Gross
	Amortized	Unrealized	Unrealized	Approximate
	Cost	Gains	Losses	Fair Value
Available-for-sale Securities:
June 30, 2023
U.S. Government agencies	$7,000,000	$1,410	$471,900	$6,529,510
Mortgage-backed Government
Sponsored Enterprises (GSEs)	31,081,408	961	2,153,110	28,929,259
Collateralized mortgage obligations	30,633,725	12,253	261,388	30,384,590
Subordinated debt	1,000,000	—	139,530	860,470
State and political subdivisions	4,561,709	—	680,344	3,881,365
	$74,276,842	$14,624	$3,706,272	$70,585,194

The amortized cost and fair value of available-for-sale securities at March 31, 2024, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties:

	March 31, 2024
	Available-for-sale
	Amortized	Fair
	Cost	Value

	(Unaudited)
Within one year	$1,000,000	$984,960
One to five years	5,939,495	5,534,621
Five to ten years	4,676,227	4,261,605
After ten years	1,686,088	1,377,127
	13,301,810	12,158,313
Mortgage-backed GSE's and CMO's	122,761,681	120,776,475
Totals	$136,063,491	$132,934,788

The carrying value of securities pledged as collateral, to secure public deposits and for other purposes, was $33,835,000 and $7,201,000 at March 31, 2024 and June 30, 2023, respectively.

During the three and nine months ended March 31, 2023, and the three months ended March 31, 2024 the Company had no sales of available for sale securities. Proceeds from sales of securities totaled $2,989,000 during the nine months ended March 31, 2024. Such sales resulted in realized losses of $2,000.

Certain investments in debt securities are reported in the financial statements at an amount less than their historical cost. Total fair value of these investments at March 31, 2024 and June 30, 2023 was $70,073,778 and $61,878,925, respectively, which is approximately 53 percent and 88 percent, respectively, of the fair value of the Company’s total investment portfolio. Management believes that all unrealized losses at March 31, 2024 and June 30, 2023 resulted from temporary changes in interest rates and current market conditions and not a result of credit deterioration.

Information related to unrealized losses in the investment portfolio as of March 31, 2024 and June 30, 2023 is summarized as follows:

	March 31, 2024
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses

	(Unaudited)
U.S. Government agencies	$—	$—	$5,679,420	$320,580	$5,679,420	$320,580
Mortgage-backed Government
Sponsored Enterprises (GSEs)	3,716,377	6,446	13,308,914	1,797,147	17,025,291	1,803,593
Collateralized mortgage obligations	40,870,750	440,623	1,769,424	41,492	42,640,174	482,115
Subordinated debt	—	—	841,680	158,320	841,680	158,320
State and political subdivisions	—	—	3,887,213	664,597	3,887,213	664,597
Total available-for-sale securities	$44,587,127	$447,069	$25,486,651	$2,982,136	$70,073,778	$3,429,205

	June 30, 2023
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
U.S. Government agencies	$—	$—	$5,528,100	$471,900	$5,528,100	$471,900
Mortgage-backed Government
Sponsored Enterprises (GSEs)	17,561,545	278,848	11,312,858	1,874,262	28,874,403	2,153,110
Collateralized mortgage obligations	22,734,587	261,388	—	—	22,734,587	261,388
Subordinated debt	860,470	139,530	—	—	860,470	139,530
State and political subdivisions	448,750	8,324	3,432,615	672,020	3,881,365	680,344
Total available-for-sale securities	$41,605,352	$688,090	$20,273,573	$3,018,182	$61,878,925	$3,706,272

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

Note 4:Loans and Allowance for Credit Losses

Categories of loans at March 31, 2024 and June 30, 2023 include:

	March 31,	June 30,
	2024	2023
	(Unaudited)
Real estate loans:
Commercial	$7,970,138	$6,009,615
Residential	68,044,047	65,857,446
Multifamily	664,639	688,393
Agricultural	4,356,527	4,044,648
Construction and land	16,122,096	8,567,060
Home equity line of credit (HELOC)	1,206,379	355,296
Commercial and industrial	7,969,794	3,398,557
Consumer	973,533	801,476
Total loans	107,307,153	89,722,491
Less:
Undisbursed loans in process	1,202,541	8,202,918
Net deferred loan fees	100,509	47,756
Allowance for credit losses	601,451	263,422
Net loans	$105,402,652	$81,208,395

The following tables present the activity in the allowance for credit losses based on portfolio segment for the three and nine months ended March 31, 2024 and 2023.

	Balance	Provision (credit)			Balance
	December 31, 2023	for loan losses	Charge-offs	Recoveries	March 31, 2024

	(Unaudited)
Real estate loans:
Commercial	$79,337	$(9,602)	$—	$—	$69,735
Residential	208,364	744	—	—	209,108
Multifamily	1,555	(24)	—	—	1,531
Agricultural	13,530	1,492	—	—	15,022
Construction and land	121,302	67,521	—	—	188,823
HELOC	2,121	808	—	—	2,929
Commercial and industrial	88,964	10,994	—	—	99,958
Consumer	14,299	46	—	—	14,345
Total	$529,472	$71,979	$—	$—	$601,451

	Balance	Provision (credit)			Balance
	December 31, 2022	for loan losses	Charge-offs	Recoveries	March 31, 2023

	(Unaudited)
Real estate loans:
Commercial	$19,122	$(931)	$—	$—	$18,191
Residential	173,473	1,885	—	—	175,358
Multifamily	1,844	24	—	—	1,868
Agricultural	17,575	(606)	—	—	16,969
Construction and land	7,659	(422)	—	—	7,237
HELOC	1,018	20	—	—	1,038
Commercial and industrial	1,176	14	—	—	1,190
Consumer	1,017	16	—	—	1,033
Total	$222,884	$—	$—	$—	$222,884

	Balance	Adoption of	Provision (credit)			Balance
	June 30, 2023	ASC 326	for loan losses	Charge-offs	Recoveries	March 31, 2024

	(Unaudited)
Real estate loans:
Commercial	$27,379	$(2,203)	$44,559	$—	$—	$69,735

Residential	167,714	41,930	(536)	—	—	209,108
Multifamily	1,786	(9)	(246)	—	—	1,531
Agricultural	17,091	(1,196)	(873)	—	—	15,022
Construction and land	12,491	10,144	166,188	—	—	188,823
HELOC	34,779	(33,888)	2,038	—	—	2,929
Commercial and industrial	882	31,562	67,514	—	—	99,958
Consumer	1,300	455	12,590	—	—	14,345
Total	$263,422	$46,795	$291,234	$—	$—	$601,451

	Balance	Provision (credit)			Balance
	June 30, 2022	for loan losses	Charge-offs	Recoveries	March 31, 2023

	(Unaudited)
Real estate loans:
Commercial	$20,643	$(2,452)	$—	$—	$18,191
Residential	177,830	(2,472)	—	—	175,358
Multifamily	1,926	(58)	—	—	1,868
Agricultural	13,868	3,101	—	—	16,969
Construction and land	5,477	1,760	—	—	7,237
HELOC	1,306	(268)	—	—	1,038
Commercial and industrial	709	481	—	—	1,190
Consumer	1,125	(92)	—	—	1,033
Total	$222,884	$—	$—	$—	$222,884

At March 31, 2024, the Company maintained a reserve for unfunded loan commitments totaling $35,363, which is included in accrued interest payable and other liabilities on the accompanying consolidated balance sheet. As a part of the adoption of ASU No. 2016-13, the Company recorded an initial adjustment to the reserve for unfunded loan commitments of $20,503. The provision for credit losses on unfunded loan commitments totaled $11,785 and $14,860 for the three and nine months ended March 31, 2024.

The following tables present the balance in the allowance for credit losses and the recorded investment in loans based on portfolio segment as of March 31, 2024 and June 30, 2023:

	Allowance for credit losses		Loans
	Individually	Collectively	Individually	Collectively

	(Unaudited)
March 31, 2024
Real estate loans:
Commercial	$—	$69,735	$—	$7,970,138
Residential	—	209,108	506,945	67,181,705
Multifamily	—	1,531	—	664,639
Agricultural	—	15,022	—	4,356,527
Construction and land	—	188,823	36,406	15,238,546
HELOC	—	2,929	—	1,206,379
Commercial and industrial	—	99,958	—	7,969,794
Consumer	12,372	1,973	44,780	928,753
Total	$12,372	$589,079	$588,131	$105,516,481

	Allowance for credit losses		Loans
	Individually	Collectively	Individually	Collectively
June 30, 2023
Real estate loans:
Commercial	$—	$27,379	$—	$6,009,615
Residential	7	167,714	304,096	65,553,350
Multifamily	—	1,786	—	688,393
Agricultural	—	17,091	—	4,044,648
Construction and land	—	12,491	—	8,567,060
HELOC	—	34,779	—	355,296
Commercial and industrial	—	882	—	3,398,557
Consumer	—	1,300	—	801,476
Total	$7	$263,422	$304,096	$89,418,395

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

The following table reflects loan balances as of March 31, 2024 based on year of origination:

							Revolving Loans
							Amortized
	2024	2023	2022	2021	2020	Prior	Cost Basis	Total
March 31, 2024 (Unaudited)
Commercial
Pass (1-3)	$2,739,397	$1,096,170	$1,473,363	$349,845	$300,606	$2,010,757	$—	$7,970,138
Monitor (4)	—	—	—	—	—	—	—	—
Special Mention (5)	—	—	—	—	—	—	—	—
Substandard (6)	—	—	—	—	—	—	—	—
Doubtful (7)	—	—	—	—	—	—	—	—
Total commercial	$2,739,397	$1,096,170	$1,473,363	$349,845	$300,606	$2,010,757	$—	$7,970,138
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Multifamily
Pass (1-3)	$—	$—	$664,639	$—	$—	$—	$—	$664,639
Monitor (4)	—	—	—	—	—	—	—	—
Special Mention (5)	—	—	—	—	—	—	—	—
Substandard (6)	—	—	—	—	—	—	—	—
Doubtful (7)	—	—	—	—	—	—	—	—
Total multifamily	$—	$—	$664,639	$—	$—	$—	$—	$664,639
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Agricultural
Pass (1-3)	$628,000	$1,101,510	$929,590	$635,680	$278,000	$568,526	$—	$4,141,306
Monitor (4)	—	—	—	—	—	215,221	—	215,221
Special Mention (5)	—	—	—	—	—	—	—	—
Substandard (6)	—	—	—	—	—	—	—	—
Doubtful (7)	—	—	—	—	—	—	—	—
Total agricultural	$628,000	$1,101,510	$929,590	$635,680	$278,000	$783,747	$—	$4,356,527
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Construction and land
Pass (1-3)	$9,645,540	$4,220,325	$2,219,825	$—	$—	$—	$—	$16,085,690
Monitor (4)	—	—	—	—	—	—	—	—

Special Mention (5)	—	—	—	—	—	—	—	—
Substandard (6)	—	—	—	—	—	36,406	—	36,406
Doubtful (7)	—	—	—	—	—	—	—	—
Total construction and land	$9,645,540	$4,220,325	$2,219,825	$—	$—	$36,406	$—	$16,122,096
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Commercial and industrial
Pass (1-3)	$7,500,840	$180,527	$—	$—	$288,427	$—	$—	$7,969,794
Monitor (4)	—	—	—	—	—	—	—	—
Special Mention (5)	—	—	—	—	—	—	—	—
Substandard (6)	—	—	—	—	—	—	—	—
Doubtful (7)	—	—	—	—	—	—	—	—
Total commercial and industrial	$7,500,840	$180,527	$—	$—	$288,427	$—	$—	$7,969,794
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Consumer
Pass (1-3)	$360,114	$311,522	$151,108	$36,074	$14,670	$78,388	$—	$951,876
Monitor (4)	—	—	—	—	—	—	—	—
Special Mention (5)	—	—	—	—	—	—	—	—
Substandard (6)	—	21,657	—	—	—	—	—	21,657
Doubtful (7)	—	—	—	—	—	—	—	—
Total consumer	$360,114	$333,179	$151,108	$36,074	$14,670	$78,388	$—	$973,533
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Residential
Performing	$6,477,469	$5,813,702	$14,545,292	$16,953,583	$8,123,742	$15,210,114	$413,200	$67,537,102
Nonperforming	—	145,502	46,840	—	—	314,603	—	506,945
Total residential	$6,477,469	$5,959,204	$14,592,132	$16,953,583	$8,123,742	$15,524,717	$413,200	$68,044,047
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
HELOC
Performing	$775,814	$32,709	$148,908	$73,695	$53,842	$121,411	$—	$1,206,379
Nonperforming	—	—	—	—	—	—	—	—
Total HELOC	$775,814	$32,709	$148,908	$73,695	$53,842	$121,411	$—	$1,206,379
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

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

The Company evaluates the loan risk grading system definitions and allowance for credit losses methodology on an ongoing basis. No significant changes were made to either during the quarter ended March 31, 2024.

The following tables present the Company’s loan portfolio aging analysis of the recorded investment in loans as of March 31, 2024 and June 30, 2023:

	March 31, 2024
			Greater Than				Total Loans >
	30-59 Days	60-89 Days	90 Days	Total		Total Loans	90 Days &
	Past Due	Past Due	Past Due	Past Due	Current	Receivable	Accruing

	(Unaudited)
Real estate loans:
Commercial	$229,387	$—	$—	$229,387	$7,740,751	$7,970,138	$—
Residential	1,487,891	—	81,504	1,569,395	66,474,652	68,044,047	—
Multifamily	—	—	—	—	664,639	664,639	—
Agricultural	—	—	—	—	4,356,527	4,356,527	—
Construction and land	36,406	—	—	36,406	16,085,690	16,122,096	—
HELOC	—	—	—	—	1,206,379	1,206,379	—
Commercial and industrial	—	—	—	—	7,969,794	7,969,794	—
Consumer	9,063	—	44,399	53,462	920,071	973,533	—
Total	$1,762,747	$—	$125,903	$1,888,650	$105,418,503	$107,307,153	$—

	June 30, 2023
			Greater Than				Total Loans >
	30-59 Days	60-89 Days	90 Days	Total		Total Loans	90 Days &
	Past Due	Past Due	Past Due	Past Due	Current	Receivable	Accruing

Real estate loans:
Commercial	$—	$—	$—	$—	$6,009,615	$6,009,615	$—
Residential	—	616,352	117,395	733,747	65,123,699	65,857,446	—
Multifamily	—	—	—	—	688,393	688,393	—
Agricultural	—	—	—	—	4,044,648	4,044,648	—
Construction and land	—	—	—	—	8,567,060	8,567,060	—
HELOC	—	—	—	—	355,296	355,296	—
Commercial and industrial	—	—	—	—	3,398,557	3,398,557	—
Consumer	—	—	—	—	801,476	801,476	—
Total	$—	$616,352	$117,395	$733,747	$88,988,744	$89,722,491	$—

Information regarding collateral dependent loans as of March 31, 2024 is as follows:

As of March 31, 2024
	Recorded	Related
	Investment	Allowance

(Unaudited)
Real estate
Commercial	$—	$—
Residential	—	—
Multifamily	—	—
Agricultural	—	—
Construction and land	—	—
Home equity line of credit (HELOC)	—	—
Commercial and industrial	—	—
Consumer	22,037	12,372
Totals	$22,037	$12,372

Information about impaired loans as of and for the three and nine months ended March 31, 2023 and as of and for the year ended June 30, 2023 is as follows:

	As of and for the year ended June 30, 2023
		Unpaid		Average Balance of	Interest
	Recorded	Principal	Specific	Impaired	Income
	Balance	Balance	Allowance	Loans	Recognized

Loans without a specific valuation allowance:
Real estate
Residential	$243,764	$243,764	$—	$248,057	$7,456

Loans with a specific valuation allowance:
Real estate
Residential	60,332	60,332	7	61,670	3,886
Totals	$304,096	$304,096	$7	$309,727	$11,342

	Three Months Ended March 31,		Nine Months Ended March 31,
	2023		2023
	Average Balance of	Interest Income	Average Balance of	Interest Income
	Impaired Loans	Recognized	Impaired Loans	Recognized

	(Unaudited)		(Unaudited)
Loans without a specific valuation allowance:
Real estate
Residential	$204,386	$2,262	$205,646	$5,136
Construction and land	38,823	216	38,823	216

Loans with a specific valuation allowance:
Real estate
Residential	52,039	1,375	62,373	2,094
Totals	$295,248	$3,853	$306,842	$7,446

Information regarding nonaccrual loans as of March 31, 2024 and June 30, 2023 is as follows:

						Amortized Cost
	Nonaccrual Loans	Nonaccrual Loans		Total Nonaccrual	Interest Income	Basis of Loans 90+
	With No Allowance	With an Allowance	Total Nonaccrual	Loans at Beginning	Recognized on	Days Past Due
	for Credit Losses	for Credit Losses	Loans	of Year	Nonaccrual Loans	Not on Nonaccrual
March 31, 2024 (Unaudited)
Real estate loans:
Commercial	$—	$—	$—	$—	$—	$—
Residential	506,945	—	506,945	304,096	—	—
Multifamily	—	—	—	—	—	—
Agricultural	—	—	—	—	—	—
Construction and land	36,406	—	36,406	—	—	—
Home equity line of credit (HELOC)	—	—	—	—	—	—
Commercial and industrial	—	—	—	—	—	—
Consumer	22,743	22,037	44,780	—	—	—
Total	$566,094	$22,037	$588,131	$304,096	$—	$—

There was no accrued interest written off by reversing interest income for the three and nine months ended March 31, 2024 and 2023.

During the nine months ended March 31, 2024, there were no significant modifications of loans to borrowers who were experiencing financial difficulty. The Company did not provide any modifications under these circumstances to borrowers. There were no significant loans modified in a troubled debt restructuring during the nine months ended March 31, 2023 and there were no troubled debt restructurings modified in the past 12 months that subsequently defaulted for the nine months ended March 31, 2023.

Note 5:Capital and Regulatory Matters

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

On November 13, 2019, the federal regulators finalized and adopted a regulatory capital rule establishing a new community bank leverage ratio (CBLR), which became effective on January 1, 2020. The intent of the CBLR is to provide a simple alternative measure of capital adequacy for electing qualifying depository institutions and depository institution holding companies, as directed under the Economic Growth, Regulatory Relief, and Consumer Protection Act. If a qualifying depository institution, or depository institution holding company, elects to use such measure, such institution or holding company will be considered well capitalized if its ratio of Tier 1 capital to average total consolidated assets (i.e., leverage ratio) exceeds 9 percent, subject to a limited two quarter grace period, during which the leverage ratio cannot go 100 basis points below the then applicable threshold, and will not be required to calculate and report risk-based capital ratios. The Company’s CBLR was 13.29 percent and 22.69 percent as of March 31, 2024 and June 30, 2023, respectively. Management believes, as of March 31, 2024 and June 30, 2023, that the Company met all capital adequacy requirements to which it is subject.

Share Repurchase Program

On February 20, 2024, the board of directors of the Company authorized a share repurchase program of up to $600,000 of the Company’s common stock. The share repurchase program does not require the Company to acquire any specific number of shares and may be modified, suspended, extended or terminated by the Company at any time without prior notice. During the three months ended March 31, 2024, the Company repurchased 36,800 shares of its common stock at an average cost per share of $16.25. As of March 31, 2024, the Company had $2,000 remaining available to repurchase under the share repurchase program.

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

Recurring Measurements

The following table presents the fair value measurements of assets recognized in the accompanying balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2024 and June 30, 2023:

		Fair Value Measurements Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
	Fair	Identical Assets	Observable Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)

March 31, 2024 (Unaudited)
U.S. Government agencies	$5,679,420	$—	$5,679,420	$—
Mortgage-backed GSEs	28,970,490	—	28,970,490	—
Collateralized mortgage obligations	91,805,985	—	91,805,985	—
Subordinated debt	2,591,680	—	2,591,680	—
State and political subdivisions	3,887,213	—	3,887,213	—

June 30, 2023
U.S. Government agencies	$6,529,510	$—	$6,529,510	$—
Mortgage-backed GSEs	28,929,259	—	28,929,259	—
Collateralized mortgage obligations	30,384,590	—	30,384,590	—
Subordinated debt	860,470	—	860,470	—
State and political subdivisions	3,881,365	—	3,881,365	—

Following is a description of the valuation methodologies used for assets measured at fair value on a recurring basis and recognized in the accompanying balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy. There are no liabilities measured at fair value on a recurring basis. There have been no significant changes in the valuation techniques during the nine months ended March 31, 2024 and for the year ended June 30, 2023.

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

At March 31, 2024 and June 30, 2023, the Company had one loan measured at fair value with a carrying value of $9,665 and $60,000, respectively, which are classified within Level 3 of the fair value hierarchy. The fair value of the loan is estimated using third-party appraisals of the collateral, less estimated costs to sell.

The estimated fair values of the Company’s financial instruments not carried at fair value on the consolidated balance sheets at March 31, 2024 and June 30, 2023 are as follows:

	Carrying	Fair	Fair Value Measurements Using
	Value	Value	(Level 1)	(Level 2)	(Level 3)
March 31, 2024 (Unaudited)
Financial assets:
Cash and due from banks	$20,543,197	$20,543,197	$20,543,197	$—	$—
Loans, net	105,402,652	95,489,923	—	—	95,489,923
Stock in correspondent banks	1,913,800	1,913,800	—	1,913,800	—
Accrued interest receivable	897,824	897,824	897,824	—	—

Financial liabilities:
Deposits	206,690,069	207,347,388	71,733,388	—	135,614,000
Borrowings	24,000,000	23,846,000	—	—	23,846,000
Accrued interest payable	517,227	517,227	517,227	—	—

June 30, 2023
Financial assets:
Cash and due from banks	$5,515,728	$5,515,728	$5,515,728	$—	$—
Loans, net	81,208,395	73,268,657	—	—	73,268,657
Stock in correspondent banks	396,800	396,800	—	396,800	—
Accrued interest receivable	498,807	498,807	498,807	—	—

Financial liabilities:
Deposits	119,991,581	120,415,085	68,571,085	—	51,844,000
Borrowings	6,200,000	6,191,000	—	—	6,191,000
Accrued interest payable	55,667	55,667	55,667	—	—

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

Management uses the same credit policies in granting lines of credit as it does for on-balance-sheet instruments.

Commitments outstanding at March 31, 2024 and June 30, 2023 were as follows:

	March 31,	June 30,
	2024	2023

Commitments to originate loans	$441,304	$7,028,000
Undisbursed balance of loans closed	21,724,574	3,994,000

Total	$22,165,878	$11,022,000

Note 8:Stock Based Compensation

In November 2023, the Company’s shareholders approved the VWF Bancorp, Inc. 2023 Equity Incentive Plan (the “2023 Plan”). The 2023 Plan authorized the issuance or delivery to participants of up to 269,208 shares of the Company’s common stock pursuant to the grants of restricted stock awards, restricted stock unit awards, incentive stock options and non-qualified stock options. Of this number, the maximum number of shares of Company common stock that may be issued under the 2023 Plan pursuant to the exercise of stock options is 192,292 shares and the maximum number of shares of Company common stock that may be issued as restricted stock awards or restricted stock units is 76,916. Shares subject to award under the 2023 Plan may be authorized but unissued shares or treasury shares.

Awards may vest or become exercisable only upon the achievement of performance measures or based solely on the passage of time after award. Stock options and restricted stock awards provide for accelerated vesting if there is a change in control (as defined in the 2023 Plan).

Stock Options

The Company estimates the fair value of each option granted using the Black-Scholes option pricing model. The following key management assumptions were used to value the options granted during the three months ended March 31, 2024:

2024
Expected volatility	20.27%
Expected dividends	1.50%
Expected term (in years)	6.50
Risk-free rate	4.12%

The following table summarizes stock option activity for the periods indicated:

Weighted
		Weighted	Weighted	Average
		Average	Average	Remaining	Aggregate
		Exercise	Grant Date	Contractual	Intrinsic
	Shares	Price	Fair Value	Term	Value
Outstanding, June 30, 2023	—	$—	$—	—	$—
Granted	10,000	16.25	4.07	9.92	—
Exercised	—	—	—	—	—
Forfeited or expired	—	—	—	—	—
Nonvested shares, March 31, 2024	10,000	$16.25	$4.07	9.92	$—

Exercisable, March 31, 2024	—	$—	$—	—	$—

Restricted Stock Awards

A summary of the status of the Company’s unvested shares as of March 31, 2024, and changes during the period then ended, is presented below:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Nonvested shares, June 30, 2023	—	$—
Awarded	28,841	16.39
Vested	—	—
Forfeited	—	—
Nonvested shares, March 31, 2024	28,841	$16.39

As of March 31, 2024, there was approximately $483,000 of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the 2023 Plan. That cost is expected to be recognized over a weighted-average period of 2.8 years. During the three and nine months ended March 31, 2024, the Company has recorded $30,000 in award-based compensation expense, which is included in salaries and employee benefits and director fees.

Note 9:ESOP

In connection with the Conversion, the Company established an Employee Stock Ownership Plan (“ESOP”) for the exclusive benefit of eligible employees. The Company makes annual contributions to the ESOP in amounts as defined by the plan document. These contributions are used to pay debt service. Certain ESOP shares are pledged as collateral for debt. As the debt is repaid, shares are released from collateral and allocated to active employees, based on the proportion of debt service paid in the year.

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

The annual contribution to the ESOP was made in December 2023, as loan payments are made annually in December of each year. Compensation expense is recognized over the service period based on the average fair value of the shares and totaled $88,000 and $135,000 for the nine months ended March 31, 2024 and 2023, respectively.

At March 31, 2024, there were 7,692 shares allocated to participants, 9,615 shares committed to be released to participants and 136,527 unallocated shares. The fair value of unallocated ESOP shares totaled $2.1 million at March 31, 2024.

Note 10:Defined Benefit Plan

In connection with the withdrawal from the Pentegra Plan effective January 1, 2023, the Company established the Van Wert Federal Savings Bank Defined Benefit Plan (the “DB Plan”) as a qualified successor plan. As permitted under the DB Plan, the Company elected to terminate the DB Plan effective July 1, 2023. Pursuant to the DB Plan termination, all obligations due to the DB Plan participants will be satisfied during the year ended June 30, 2024. The difference in the amount recorded and the actual expense could be material. During the three months ended March 31, 2024, payments for annuitization and lump sum elections began. At March 31, 2024, the underfunded status of the plan was approximately $297,000. The $297,000 is expected to be the last required contribution for the termination of the plan. Payment was made in April 2024. The $297,000 liability is included in other liabilities in the consolidated balance sheets.

Note 11:Borrowings

At March 31, 2024, the Company had outstanding borrowings from the Federal Reserve Bank - Bank Term Funding Program of $24,000,000, at a fixed rate of 4.76 percent, which are scheduled to mature in January 2025.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of financial condition and results of operations is intended to assist in understanding the Company’s consolidated financial condition at March 31, 2024 and consolidated results of operations for the three and nine months ended March 31, 2024 and 2023. It should be read in conjunction with the unaudited consolidated financial statements and the related notes appearing in Part I, Item 1, of this Quarterly Report on Form 10-Q.

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

Comparison of Financial Condition at March 31, 2024 and June 30, 2023

Total Assets. Total assets were $271.3 million at March 31, 2024, an increase of $105.3 million, or 63.4%, from June 30, 2023. The increase is part of a concerted effort by management to add higher yielding variable rate interest earning assets using fixed rate funding to offset the liability sensitive nature of the balance sheet at the prior calendar year end of December 31, 2022. The increase was comprised mainly of $62.3 million in variable rate securities, $24.2 million in loans, and $15.0 million in cash.

Cash and Due from Banks. Cash and due from banks increased by $15.0 million, or 272.4%, to $20.5 million at March 31, 2024 from $5.5 million at June 30, 2023. The increase was due primarily to the timing between adding $37 million in brokered deposits in March 2024 and paying off existing FHLB advances with those funds.

Investment Securities. Investment securities increased $62.3 million, or 88.3%, to $132.9 million at March 31, 2024, from $70.6 million at June 30, 2023. Aggregate securities purchases of $99.4 million during the nine months ended March 31, 2024, were partially offset by $34.8 million of calls, maturities and repayments, sales of securities of $3.0 million, as well as a $563,000 increase in fair value of the securities over the period. The yield on investment securities was 5.7% for the nine months ended March 31, 2024, compared to 3.2% for the nine months ended March 31, 2023, reflecting the increase in market interest rates during the period, as well as the addition of higher yielding securities. The increase in investment securities is part of a forward-looking investment strategy to increase the number of variable rate investments financed by fixed rate deposit instruments, such as brokered certificates of deposits noted in the deposit section below, which will ultimately provide a more balanced interest rate risk profile.

The $563,000 increase in the fair value of the investment securities was primarily attributable to the variability in market interest rates. As market interest rates decrease, the fair value of the securities increases. The unrealized losses are recorded to shareholders’ equity, net of tax, as management has determined that there are no credit quality concerns with the issuers of the securities and there is no intent to sell the securities and, as a result, the fair value is expected to recover as the securities approach their maturity dates.

Net Loans. Net loans increased by $24.2 million, or 29.8%, to $105.4 million at March 31, 2024, from $81.2 million at June 30, 2023. During the nine months ended March 31, 2024, loan originations totaled $28.1 million, comprised of $6.5 million of loans secured by one-to-four family residential real estate, $776,000 of HELOCs, $360,000 of consumer loans, $628,000 of agricultural, $9.6 million of construction and land loans, and $10.2 million of commercial and industrial loans. Increases in loan balances reflect our strategy to grow our loan portfolio, continuing to focus on owner-occupied one-to-four family residential real estate loans, while increasing our emphasis on commercial real estate loans and commercial and industrial loans. Management intends to continue to pursue growth in these loan segments in future periods.

Deposits. Deposits increased by $86.7 million, or 72.3%, to $206.7 million at March 31, 2024 from $120.0 million at June 30, 2023. Core deposits (defined as all deposits other than brokered deposits) increased $12.6 million, or 11.5%, to $122.6 million at March 31, 2024 from $110.0 million at June 30, 2023. Brokered Certificates of deposit increased $74.0 million, or 734.6%, to $84.1 million at March 31, 2024 from $10.1 million at June 30, 2023. Brokered certificates of deposit were added in increments of $17.0 million, August 2023, $20.2 million, in December 2023, and $37.1 million in March 2024. The brokered certificates of deposit issued in August 2023 include the optionality to prepay if interest rates decrease.

Shareholders’ Equity. Shareholders’ equity decreased $1.5 million, or -3.7%, to $37.0 million at March 31, 2024 from $38.5 million at June 30, 2023. Primarily a result of net loss of $1.4 million for the nine months ended March 31, 2024, which includes certain one-time expenses noted in the noninterest expense section below, a net tax effect on unrealized gains on securities of $388,000, treasury stock purchase of $598,000 and a $53,000 adjustment to retained earnings from the impact of adoption of ASC326, and partially offset by ESOP shares committed to be released.

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

	For the Three Months Ended March 31,
	2024			2023
	Average			Average
	Outstanding		Yield/	Outstanding		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate

Interest-earning assets:
Loans	$102,491	$1,243	4.85%	$82,162	$714	3.48%
Investment securities	129,587	1,930	5.96	43,331	350	3.23
Interest-bearing deposits and other	18,070	143	3.15	22,263	241	4.33
Total interest-earning assets	250,148	3,315	5.30	147,756	1,305	3.53
Non-interest-earning assets	3,972			3,665
Allowance for loan losses	(565)			(223)
Total assets	$253,555			$151,198

Interest-bearing liabilities:
Interest-bearing demand	$24,446	$63	1.04%	$25,786	$23	0.36%
Savings accounts	43,090	166	1.54	46,013	9	0.08
Certificates of deposit	106,379	1,169	4.40	35,832	129	1.44
Total deposits	173,915	1,399	3.22	107,631	161	0.60
Borrowings	39,875	531	5.33	—	—	—
Total interest-bearing liabilities	213,790	1,930	3.61	107,631	161	0.60
Non-interest-bearing liabilities	2,304			20,697
Total liabilities	216,094			128,328
Equity	37,461			22,870
Total liabilities and equity	$253,555			$151,198

Net interest income		$1,385			$1,144
Net interest rate spread (1)			1.69%			2.93%
Net interest-earning assets (2)	$36,358			$40,125
Net interest margin (3)			2.21%			3.10%
Average interest-earning assets to interest-bearing liabilities	117.01%			137.28%
(1)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets.

Comparison of Operating Results for the Three Months Ended March 31, 2024 and 2023

General. Net loss for the three months ended March 31, 2024 was $619,000, a decrease of $709,000, or 787.2%, compared to net income of $90,000 for the three months ended March 31, 2023. The decrease in income was primarily due to a $1.0 million increase in noninterest expense that was partially offset by an increase in noninterest income of $241,000 While we continue to see incremental increases in our pre-provision net interest income as a result of the addition of higher yielding investment securities, we are still in the process of building out the balance sheet and adding organic interest earning assets funded with organic deposits.

Interest Income. Interest income increased $2.0 million, or 154.0%, to $3.3 million for the three months ended March 31, 2024, compared to $1.3 million for the three months ended March, 31, 2023. This increase was attributable to a $1.6 million, or 451.5%, increase in interest on investment securities and a $529,000, or 74.2%, increase in interest on loans, and is reflective of management’s strategy to continue to add higher yielding interest earnings assets to the balance sheet.

The average balance of loans during the three months ended March 31, 2024, increased by $20.3 million, or 24.7%, from the average balance for the three months ended March 31, 2023, while the average yield on loans increased by 137 basis points to 4.85% for the three months ended March 31, 2024, from 3.48% for the three months ended March 31, 2023. The increase in average yield reflects the increases in market interest rates impacting the loan portfolio, as well as the addition of several higher yielding loans as the Company continues to add commercial loans to the portfolio.

The average balance of investment securities increased $86.3 million, or 199.1%, to $129.6 million for the three months ended March 31, 2024, from $43.3 million for the three months ended March 31, 2023, while the average yield on investment securities increased by 273 basis points to 5.96% for the three months ended March 31, 2024, from 3.23% for the three months ended March 31, 2023. This increase in yields resulted from the effects of management’s purchasing of higher yielding securities beginning in March 2023.

The average balance of interest-bearing deposits and other, comprised of overnight deposits, stock in the Federal Home Loan Bank and Federal Reserve Bank and Bank Owned Life Insurance, decreased $4.2 million, or -18.8%, for the three months ended March 31, 2024, and the average yield decreased 118 basis points to 3.15% for the three months ended March 31, 2024, from 4.33% for the three months ended March 31, 2023.

Interest Expense. Total interest expense increased $1.8 million, or 1101.9%, to $1.9 million for the three months ended March 31, 2024, from $161,000 for the three months ended March 31, 2023. The increase was due to an increase of 262 basis points in the average cost of deposits to 3.22% for the three months ended March 31, 2024, from 0.60% for the three months ended March 31, 2023, reflecting how management has had to increase the offered rates to be competitive in efforts to maintain and grow deposits. The increase in interest expense also includes $531,000 for the three months ended March 31, 2024, related to advances from the Federal Home Loan Bank and the Federal Reserve Bank under the Bank Term Funding Program. There was no interest expense for advances for the three months ended March 31, 2023. The advances have been part of a strategic initiative to fund higher yielding assets to help offset net interest margin compression experienced throughout the industry as a result of higher interest rates

Net Interest Income. Net interest income increased $241,000, or 21.0%, to $1.4 million for the three months ended March 31, 2024, compared to $1.1 million for the three months ended March 31, 2023, while net interest margin decreased 89 basis points to 2.21% for the three months ended March 31, 2024, from 3.10% for the three months ended March 31, 2023.

Provision for Credit Losses. Based on an analysis of the factors described in “Critical Accounting Policies and Use of Critical Accounting Estimates – Allowance for Credit Losses,” management concluded that a provision for credit losses of $84,000 on loans and off balance sheet credit exposures was required for the three months ended March 31, 2024. No provision was required for the three months ended March 31, 2023. The allowance for credit losses was $601,000 and $223,000 at March 31, 2024 and 2023, respectively, and represented 0.56% of total loans at March 31, 2024, and 0.28% of total loans at March 31, 2022. The determination over the adequacy of the allowance for credit losses was due primarily to new methodology from the adoption of ASC326.

Total nonperforming and substandard loans were $588,000 at March 31, 2024, compared to $263,000 at March 31, 2023. Total loans past due greater than 30 days were $1.8 million and $1.4 million at those respective dates. As a percentage of nonperforming and substandard loans, the allowance for credit losses was 102.2% at March 31, 2024, compared to 84.8% at March 31, 2023.

The allowance for credit losses reflects the estimate management believes to be appropriate to cover lifetime probable losses which were inherent in the loan portfolio at March 31, 2024 and 2023. While management believes the estimates and assumptions used in the determination of the adequacy of the allowance are reasonable, such estimates and assumptions could be proven incorrect in the future, and the actual amount of future provisions may exceed the amount of past provisions. Furthermore, as an integral part of its examination process, the OCC will periodically review our allowance for credit losses. The OCC may have judgments different than those of management, and we may determine to increase our allowance as a result of these regulatory reviews. Any material increase in the allowance for credit losses may adversely affect our financial condition and results of operations.

Non-Interest Income. Non-interest income remained flat for the three months ended March 31, 2024, at $49,000, compared to $49,000 for the three months ended March 31, 2023..

Non-Interest Expense. Non-interest expense increased $1.0 million, or 93.5%, to $2.1 million for the three months ended March 31, 2023, compared to $1.1 million for the three months ended March 31, 2023. The increase was primarily due to the finalization of the pension plan withdrawal, an increase of $130,000. An increase in salaries and wages of $432,000, of which $67,000 were one time expenses related to recruiter fees with the remaining increase representative of our overall increase in personnel compared to March 31, 2023 for investing in staff to realize strategic growth initiatives. Additionally, other expenses increased $311,000, driven by advertising expense of $136,000 related to the growth of the bank into commercial markets and $91,000 in IT expense related to the relationship with our third party provider of IT infrastructure, security and support services. In total, there were $454,000 of one-time expenses incurred during the three months ended March 31, 2024. See additional discussion of one-time expenses further below.

Federal Income Taxes. Provision for federal income taxes benefit increased $169,000, or 4905.8%, to a $172,000 benefit provision for the three months ended March 31, 2024, compared to a $3,000 expense provision for the three months ended March 31, 2023. The increase in the federal income tax provision was due primarily to a $877,000, or -1013.2%, increase in pretax net loss.

	For the Nine Months Ended March 31,
	2024			2023

	Average			Average
	Outstanding		Yield/	Outstanding		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate

Interest-earning assets:
Loans	$97,073	$3,280	4.50%	$82,635	$2,125	3.42%
Investment securities	105,777	4,536	5.72	35,723	861	3.21
Interest-bearing deposits and other	17,137	421	3.28	24,089	551	3.04
Total interest-earning assets	219,987	8,237	4.99	142,447	3,537	3.30
Non-interest-earning assets	1,343			10,271
Allowance for credit losses	(458)			(223)
Total assets	$220,872			$152,495

Interest-bearing liabilities:
Interest-bearing demand	$25,599	$200	1.04%	$25,081	$24	0.13%
Savings accounts	41,548	364	1.17	46,148	18	0.05
Certificates of deposit	82,584	2,583	4.17	34,779	275	1.05
Total deposits	149,731	3,147	2.80	106,008	317	0.40
Borrowings	31,770	1,360	5.71	9	—	—
Total interest-bearing liabilities	181,501	4,507	3.31	106,017	317	0.40
Non-interest-bearing liabilities	1,600			23,122
Total liabilities	183,101			129,139
Shareholders' Equity	37,771			23,356
Total liabilities and shareholders' equity	$220,872			$152,495

Net interest income		$3,730			$3,220
Net interest rate spread (1)			1.68%			2.91%
Net interest-earning assets (2)	$38,486			$36,430
Net interest margin (3)			2.26%			3.01%
Average interest-earning assets to interest-bearing liabilities	121.20%			134.36%
(4)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(5)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(6)	Net interest margin represents net interest income divided by average total interest-earning assets.

Comparison of Operating Results for the Nine Months Ended March 31, 2024 and 2023

General. Net loss for the nine months ended March 31, 2024 was $1.4 million, an increase of $1.1 million, or 447.0%, compared to net loss of $248,000 for the nine months ended March 31, 2023. The increase in net loss was primarily due to a $1.6 million increase in noninterest expenses, this increase was offset in part by an increase in net interest income of $510,000 as higher earning assets are added to the loan and AFS investment portfolio.

Interest Income. Interest income increased $4.7 million, or 132.9%, to $8.2 million for the nine months ended March 31, 2024, compared to $3.5 million for the nine months ended March 31, 2023. This increase was attributable to a $3.7 million, or 427.1%, increase in interest on investment securities and a $1.2 million, or 54.3%, increase in interest on loans, and is reflective of management’s strategy to continue to add higher yielding interest earnings assets to the balance sheet.

The average balance of loans during the nine months ended March 31, 2024, increased by $14.4 million, or 17.5%, from the average balance for the nine months ended March 31, 2023, while the average yield on loans increased by 108 basis points to 4.50% for the nine months ended March 31, 2024, from 3.42% for the nine months ended March 31, 2023. The increase in average yield reflects the increases in market interest rates impacting the loan portfolio, as well as the addition of several higher yielding loans as the Company continues to add commercial loans to the portfolio.

The average balance of investment securities increased $70.1 million, or 196.1%, to $105.8 million for the nine months ended March 31, 2024, from $35.7 million for the nine months ended March 31, 2023, while the average yield on investment securities increased by 251 basis points to 5.72% for the nine months ended March 31, 2024, from 3.21% for the nine months ended March 31, 2023. This increase in yields resulted from the effects of management’s purchasing of higher yielding securities beginning in March 2023.

The average balance of interest-bearing deposits and other, comprised of overnight deposits, stock in the Federal Home Loan Bank and Federal Reserve Bank and Bank Owned Life Insurance, decreased $7.0 million, or 28.9%, for the nine months ended March 31, 2024, and the average yield increased 24 basis points to 3.28% for the nine months ended March 31, 2024, from 3.04% for the nine months ended March 31, 2023 reflecting the rise in the interest rate environment.

Interest Expense. Total interest expense increased $4.2 million, or 1322.7%, to $4.5 million for the nine months ended March 31, 2024, from $317,000 for the nine months ended March 31, 2023. The increase was due to an increase of 240 basis points in the average cost of deposits to 2.80% for the nine months ended March 31, 2024, from 0.40% for the nine months ended March 31, 2023, reflecting how management has had to increase the offered rates to be competitive in efforts to maintain and grow deposits. The increase in interest expense also includes $1.4 million for the nine months ended March 31, 2024, from $22,000 for the nine months ended March 31, 2023 related to advances from the Federal Home Loan Bank and the Federal Reserve Bank under the Bank Term Funding Program. The advances have been part of a strategic initiative to fund higher yielding assets to help offset net interest margin compression experienced throughout the industry as a result of higher interest rates.

Net Interest Income. Net interest income increased $510,000, or 15.8%, to $3.7 million for the nine months ended March 31, 2024, compared to $3.2 million for the nine months ended March 31, 2023, while net interest margin decreased 75 basis points to 2.26% for the nine months ended March 31, 2024, from 3.01% for the nine months ended March 31, 2023.

Provision for Credit Losses. Based on an analysis of the factors described in “Critical Accounting Policies and Use of Critical Accounting Estimates – Allowance for Credit Losses,” management concluded that a provision for credit losses of $306,000 on loans and off balance sheet credit exposures was required for the nine months ended March 31, 2024. No provision was required for the nine months ended March 31, 2023. The allowance for credit losses was $601,000 and $263,000 at March 31, 2024 and 2023, respectively, and represented 0.57% of total loans at March 31, 2024, and 0.32% of total loans at March 31, 2023. The determination over the adequacy of the allowance for credit losses was due primarily to new methodology from the adoption of ASC326.

Total nonperforming and substandard loans were $588,000 at March 31, 2024, compared to $263,000 at March 31, 2023. Total loans past due greater than 30 days were $1.9 million and $1.4 million at those respective dates. As a percentage of nonperforming and substandard loans, the allowance for credit losses was 102.2% at March 31, 2024, compared to 100.0% at March 31, 2023.

The allowance for credit losses reflects the estimate management believes to be appropriate to cover lifetime probable losses which were inherent in the loan portfolio at March 31, 2024 and 2023. While management believes the estimates and assumptions used in the determination of the adequacy of the allowance are reasonable, such estimates and assumptions could be proven incorrect in the future, and the actual amount of future provisions may exceed the amount of past provisions. Furthermore, as an integral part of its examination process, the OCC will periodically review our allowance for credit losses. The OCC may have judgments different than those of management, and we may determine to increase our allowance as a result of these regulatory reviews. Any material increase in the allowance for credit losses may adversely affect our financial condition and results of operations.

Non-Interest Income. Non-interest income decreased by $7,000, or 4.5%, to $148,000 for the nine months ended March 31, 2024, from $155,000 for the nine months ended March 31, 2023, due to normal fluctuations in the volume of fees on loans and deposits.

Non-Interest Expense. Non-interest expense increased $1.6 million, or 42.2%, to $5.3 million for the nine months ended March 31, 2024, compared to $3.7 million for the nine months ended March 31, 2023. The increase reflects a $1.1 million, or 88.1%, increase in salaries and employee benefits resulting from the addition of several new employees and positions throughout fiscal year 2024 and reflects investment in people for our strategic growth initiatives. Occupancy and equipment increased $124,000, or 55.2%, which included $136,000 of one-time expenses for certain software fees (including planning and design costs for new modules, training, manual data conversion, and consulting and support services), and $55,000 related to certain short term lease expense for temporary space associated with our Fort Wayne personnel, as well as operating lease expense for our new downtown Fort Wayne location.

Other expenses increased $725,000 or 257.9%, which includes $285,000 increase in advertising and marketing costs ($212,000 of which were one-time expenses related to rebranding efforts), and a $179,000 increase in IT expense, primarily related to recurring monthly charges for our third party back-end IT provider. There were also $81,000 of one-time professional services expenses related to assistance with adoption of new accounting and reporting standards and Form S-8 preparation and filing. In total, there were $841,000 of one-time expenses incurred during the nine months ended March 31, 2024. See additional discussion of one-time expense further below.

Federal Income Taxes. Provision for federal income taxes benefit increased by $270,000, or 237.4%, to a $383,000 benefit provision for the nine months ended March 31, 2024, compared to a $114,000 expense provision for the nine months ended March 31, 2023. The increase in the federal income tax provision was due primarily to a $1.4 million, or 381.2%, increase in pretax net loss.

One-time Expenses Related to Conversion

At the time of the conversion on July 13, 2022, the Bank estimated that it would incur a one-time expense in the third quarter 2022 related to the termination of the defined benefit plan of approximately $3.1 million. Given the increase in interest rates since the time of the initial estimation, the actual cost of termination of the defined benefit plan is expected to be approximately $1.35 million, with over $1 million of those expenses occurring in fiscal year 2023

In January 2023, the board of directors agreed to take the necessary steps to become a regional commercial bank, ultimately electing to become a Covered Savings Association (CSA) instead of remaining as a Qualified Thrift Lender (QTL). The board of directors, in conjunction with the decreased one-time expenses related to the termination of the defined benefit plan, approved $1.85 million of one-time expenses for, among other things, investments in products, services, software, operating system modules, branding, personnel, consulting fees and training related to obtaining the capabilities required of a regional commercial bank.

The following is management’s classification of these expenses for fiscal year 2023, year to date fiscal year 2024, and combined fiscal year 2023 and year to date fiscal year 2024:

	Fiscal Year 2023	Fiscal Year 2024	Total
Category
Termination of defined benefit plan	$1,052,000	$254,000	$1,306,000
Contract termination and related personnel costs	256,000	154,215	410,215
IT and software maintenance and related consulting fees	102,000	136,354	238,354
Branding related costs	5,000	212,262	217,262
Other costs	—	83,993	83,993
Total one-time expenses	$1,415,000	$840,824	$2,255,824

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, and proceeds from maturities of securities. We also have the ability to borrow from the Federal Home Loan Bank of Cincinnati and the Federal Reserve Bank of Cleveland under the Bank Term Funding Program. At March 31, 2024, we had outstanding borrowings of $24.0 million from the Federal Reserve Bank of Cleveland. At March 31, 2024, we had no outstanding balance and the capacity to borrow $42.9 million from the Federal Home Loan Bank of Cincinnati.

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

VWF Bancorp, Inc. is a separate legal entity from Van Wert Federal and must provide for its own liquidity to pay its operating expenses and other financial obligations. Its primary source of income is dividends received from Van Wert Federal. The amount of dividends that Van Wert Federal may declare and pay is governed by applicable bank regulations. At March 31, 2024, VWF Bancorp, Inc. (on a stand-alone, unconsolidated basis) had liquid assets of $6.5 million.

At March 31, 2024, Van Wert Federal’s Tier 1 leverage capital was $33.5 million, or 13.3% of adjusted assets. Accordingly, it was categorized as well-capitalized at March 31, 2024 under the “community bank leverage ratio” framework. Management is not aware of any conditions or events since the most recent notification that would change our category.

Share Repurchase Program

On February 20, 2024, the board of directors of the Company authorized a share repurchase program of up to $600,000 of the Company’s common stock. The share repurchase program does not require the Company to acquire any specific number of shares and may be modified, suspended, extended or terminated by the Company at any time without prior notice. During the three months ended March 31, 2024, the Company repurchased 36,800 shares of its common stock at an average cost per share of $16.25. As of March 31, 2024, the Company had $2,000 remaining available to repurchase under the share repurchase program.

Off-Balance Sheet Arrangements. At March 31, 2024, we had $22.2 million of outstanding commitments to originate loans. Certificates of deposit that are scheduled to mature in less than one year from March 31, 2024 totaled $48.1 million. Management expects that a substantial portion of the maturing certificates of deposit will be renewed. However, if a substantial portion of these deposits is not retained, we may utilize Federal Home Loan Bank of Cincinnati advances or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

Item 3.Quantitative and Qualitative Disclosures About Market Risk

Not applicable, as the Company is a smaller reporting company.

Item 4.Controls and Procedures

Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer and the Chief Financial Officer and Treasurer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2024. These disclosure controls and procedures are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities and Exchange Act of 1934, as amended, such as this report, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to the Company’s management, including the President and Chief Executive Officer and the Chief Financial Officer and Treasurer, as appropriate, to allow timely decisions regarding the required disclosure. Based on that evaluation, the Company’s management, including the President and Chief Executive Officer and the Chief Financial Officer and Treasurer, concluded that the Company’s disclosure controls and procedures were ineffective as of March 31, 2024.

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

As of March 31, 2024, the Company’s management, including the Company’s principal executive officer and principal financial officer, has assessed the effectiveness of its internal control over financial reporting using the criteria set forth in the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). Based on the assessment using those criteria, management identified material weaknesses related to the Company’s internal control over financial reporting and, as such, concluded that the Company’s internal control over financial reporting was ineffective as of March 31, 2024. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements would not be prevented or detected on a timely basis. The following material weaknesses were identified in the Company’s internal control over financial reporting:

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

The Company has concluded that the existence of these material weaknesses did not result in a material misstatement of the Company’s financial statements included in its Annual Report on Form 10-K for the year ended June 30, 2023, or in its Quarterly Report on Form 10-Q for the quarter ended March 31, 2024.

Remediation Efforts

Subsequent to the period covered by the Company’s Annual Report on Form 10-K for the year ended June 30, 2023, with respect to the material weaknesses set forth in bullet points above, management has been actively engaged in developing remediation plans to address such material weaknesses.

In order to remediate the material weakness related to the Company’s control environment, the Company has and will continue to supplement its staff by attracting, maintaining, and developing a sufficient complement of personnel with an appropriate level of knowledge, experience and training in internal control over financial reporting. In addition to supplementing internal staff, the Company has engaged an outside advisory firm to assist the Company to enhance the internal control over financial reporting. Procedures will include a full SOX Gap analysis as well as internal audit risk assessment and internal audit procedures.

In order to remediate the material weaknesses related to the review, posting and approval of journal entries, and the timely preparation and review of account reconciliations, the Company is working to implement new controls and duties grids to ensure proper segregation of duties is taking place and that both preparation, and review are occurring timely.

As of March 31, 2024, the Company has added two personnel to the accounting and finance team. The Company believes these personnel additions will further help to remediate the above noted material weaknesses.

We believe the actions described above will be sufficient to remediate the identified material weaknesses and strengthen our internal control over financial reporting once fully designed and implemented.

Changes in Internal Control Over Financial Reporting

Other than described above, during the quarter ended March 31, 2024, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The Company purchased the following equity securities of the Company during the three-month period ended March 31, 2024.

				Maximum Dollar
			Total Number of	Value of Shares
			Shares Purchased	That May Yet be
	Total Number of	Average Price	as Part of Publicly	Purchased Under
For the Month Ended	Shares Purchased	Paid per Share	Announced Program (1)	the Program (1)
January 31, 2024	—	$—	—	$—
February 29, 2024	36,800	16.25	36,800	2,000
March 31, 2024	—	—	—	2,000
Total	36,800		36,800

(1)	On February 20, 2024, the Company’s board of directors authorized a share repurchase program of up to $600,000 of the Company’s common stock.

Item 3.Defaults Upon Senior Securities

Not applicable.

Item 4.Mine Safety Disclosures

Not applicable.

Item 5.Other Information

During the three month period ending March 31, 2024, none of the Company’s directors or executive officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as such terms are defined under Item 408 of Regulation S-K.

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
101

The following materials for the quarter ended March 31, 2024, formatted in Inline XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) Condensed Consolidated Statements of Changes in Shareholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101)

* Filed concurrently herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VWF BANCORP, INC.

Date: May 15, 2024	/s/ Michael D. Cahill
Michael D. Cahill
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2024	/s/ Richard W. Brackin
Richard W. Brackin
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)