Form 10-K
period 2024-06-30
VWF Bancorp, Inc.
filed 2024-09-27
CIK 1913838

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2024

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

The aggregate market value of the voting common stock held by non-affiliates of the registrant, based upon the closing price of $14.00 for the common stock on December 31, 2023, was approximately $18.2 million.  The registrant has no non-voting shares.  For purposes of this calculation, shares of common stock held by directors, officers and 5 percent stockholders known to the registrant have been deeded to be owned by affiliates, but this should not be construed as an admission that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant or that such person is controlled by ore under common control with the registrant.

As of September 27, 2024, the Registrant had 1,951,765 shares of common stock issued, of which 1,914,965 are outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Definitive Proxy Statement for the 2024 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

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

As used in this report, unless the context otherwise requires, the terms “we,” “our,” “us,” or the “Company” refer to VWF Bancorp, Inc., and the term the “Bank” refers to Van Wert Federal Savings Bank, the wholly owned subsidiary of the Company. In addition, unless the context otherwise requires, references to the operations of the Company include the operations of the Bank.

VWF Bancorp, Inc.

VWF Bancorp, Inc. was incorporated in February 2022 to become the holding company for Van Wert Federal Savings Bank upon the conversion of Van Wert Federal from the mutual form of organization to the stock form of organization (the “Conversion”). The Conversion was completed on July 13, 2022. In connection with the Conversion, the Company sold 1,922,924 shares of common stock at a price of $10.00 per share.

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

Van Wert Federal Savings Bank

Effective August 1, 2024, the Bank completed rebranding efforts and changed its name from Van Wert Federal Savings Bank to GreenWay Bank. The Bank is a federally-chartered savings bank headquartered in Van Wert, Ohio. The Bank currently conducts its business from its main offices in Van Wert, Ohio and Fort Wayne, Indiana. We are primarily engaged in attracting deposits from the general public and using those funds to invest in loans and securities. Our principal sources of funds are customer deposits, repayments of loans, maturities of investments, brokered deposits, and funds borrowed from outside sources such as Federal Home Loan Bank (“FHLB”) of Cincinnati and the Federal Reserve Bank (“FRB”) of Cleveland under the Bank Term Funding Program (“BTFP”). These funds are primarily used for the origination of loans, including single-family residential first mortgage loans, commercial real estate mortgage loans, commercial and industrial loans, construction and land loans and other loans. Our primary revenue source is interest earned on loans and investment securities. Noninterest income is not a significant revenue source. Our primary expenses are compensation and benefits, interest expense on deposits and borrowings and other general operating expenses.

Historically, the Bank was a traditional thrift institution with an emphasis on long-term single-family residential first mortgage loans secured by residences located in our traditional market area centered in Van Wert, Ohio. Our business strategy is to enhance our products and services and embrace a full-service community bank model by re-focusing our efforts to attract a greater number of small to mid-sized businesses and business professionals in our market area and to increase our holdings of commercial real estate loans and commercial and industrial loans. Commercial real estate loans and commercial and industrial loans are deemed attractive due to their generally higher yields and shorter anticipated lives compared to single-family residential mortgage loans.

The Bank is subject to comprehensive regulation and examination by the Office of the Comptroller of the Currency (the “OCC”) and the Federal Deposit Insurance Corporation (the “FDIC”) and is a member of the Federal Home Loan Bank system.

Market Area and Competition

Historically, our business focus has centered on areas within a short drive from our banking headquarters in Van Wert County, located in northwest Ohio. We expanded our branch office network into Allen County, located in northeast Indiana by opening our Fort Wayne office branch in April 2024. In the future, we expect to increase our penetration in Allen County, Indiana with a focus on servicing small to mid-sized businesses and professionals.

Van Wert County is primarily rural, but it has a mix of manufacturing and agriculture. Major manufacturers include Tenneco, Inc. and Danfoss, which are major employers. Other major employers are Braun Industries, Central Mutual Insurance Company, Cooper Farms, Van Wert County Hospital, and local school districts. Agricultural production is primarily focused on corn, soybeans and wheat. Allen County has a strong history in manufacturing but has diversified into other key industries including specialty insurance, medical device and technology, healthcare, vehicles, design and craftsmanship, logistics and e-commerce, food and beverage and advanced materials.

We face significant competition in originating loans and attracting deposits. This competition stems primarily from large money center and regional banks, community banks and savings institutions, and credit unions. We also face competition for loans from mortgage banking firms, consumer finance companies, credit unions, and fintech companies and, with respect to deposits, from money market funds, brokerage firms, mutual funds and insurance companies.

Lending Activities

General. Our loan portfolio consists residential mortgage loans, commercial real estate loans, agricultural real estate loans, construction and land loans, commercial and industrial loans, home equity lines of credit, and consumer loans. We originate loans for retention in our portfolio and generally do not sell loans. In recent years, we have increased our focus on originating higher yielding commercial real estate loans and commercial and industrial loans. We offer both adjustable-rate and fixed-rate residential mortgage loans. However, historically a significant majority of the residential real estate loans which we have originated are long-term, fixed-rate loans that generally conform to secondary market guidelines.

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

	At June 30,
	2024		2023
	Amount	Percent	Amount	Percent

	(Dollars in thousands)
Real estate loans:
Commercial real estate	$19,725	15.2%	$6,010	6.2%
Residential real estate	69,827	53.9	65,857	79.8
Multifamily	659	0.5	688	0.9
Agricultural real estate	4,214	3.3	4,045	4.2
Construction and land	17,645	13.6	8,567	7.3
Home equity line of credit	1,623	1.3	355	0.3
Commercial and industrial	14,879	11.5	3,399	0.4
Consumer	955	0.7	801	0.9
Total loans	129,527	100.00%	89,722	100.00%

Less:
Undisbursed loans in process	2,223		8,203
Net deferred loan costs, premium and discounts	140		48
Allowance for credit losses	773		263
Total loans receivable, net	$126,391		$81,208

Contractual Maturities. The following table sets forth the contractual maturities of our total loan portfolio at June 30, 2024. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less. Because the tables present contractual maturities and do not reflect repricing or the effect of prepayments, actual maturities may differ.

							Home
						Commercial	Equity
	Commercial	Residential	Multifamily	Agricultural	Construction	and	Lines of
	Real Estate	Real Estate	Real Estate	Real Estate	and Land	Industrial	Credit	Consumer	Total

	(In thousands)
Due During the Years Ending June 30,
2025	$1,608	$15	$—	$—	$628	$2,506	$—	$8	$4,765
2026	359	124	—	—	3,423	4,117	—	31	8,054
2027	3,016	229	—	28	347	3,351	—	133	7,104
2028 to 2029	7,400	1,513	—	105	5,303	3,355	—	277	17,953
2030 to 2034	2,376	6,679	—	152	3,441	1,183	—	502	14,333
2035 to 2039	3,219	15,888	659	384	2,133	367	121	—	22,771
2040 and beyond	1,747	45,379	—	3,545	2,370	—	1,502	4	54,547
Total	$19,725	$69,827	$659	$4,214	$17,645	$14,879	$1,623	$955	$129,527

The following table sets forth our fixed and adjustable-rate loans at June 30, 2024 that are contractually due after June 30, 2024.

	Due After June 30, 2024
	Fixed	Adjustable	Total

	(In thousands)
Real estate loans:
Commercial real estate	$11,208	$8,517	$19,725
Residential real estate	57,741	12,086	69,827
Multifamily	659	—	659
Agricultural real estate	20	4,194	4,214
Construction and land	8,994	8,651	17,645
Home equity lines of credit (HELOC)	—	1,623	1,623
Commercial and industrial loans	9,766	5,113	14,879
Consumer loans	955	—	955
Total loans	$89,343	$40,184	$129,527

Residential Mortgage Lending. At June 30, 2024 we had $69.8 million of loans secured by residential real estate, or 53.9% of total loans. The significant majority of our one- to four-family residential real estate loans are secured by properties located in our primary market area. At June 30, 2024, $1.3 million, or 1.0% of residential mortgage loans, were secured by non-owner occupied properties.

Our one- to four-family residential real estate loans are generally underwritten to secondary market guidelines. We offer both fixed-rate and adjustable rate residential mortgage loans for terms up to 30 years. Existing adjustable-rate loans originated prior to July 2023 are tied to the National Average Contract Mortgage Rate published by the Federal Housing Finance Agency. As of July 2023, adjustable-rate mortgages are tied to the Weekly Average Yield of the 1-year Constant Maturity Index published by HSH.com. For adjustable-rate loans, the interest rate is fixed for the initial terms of five, seven or 10 years, and then adjusts yearly thereafter with an adjustable-rate cap of 2% and a lifetime rate cap of 6%. We generally limit the loan-to-value ratios of our residential mortgage loans to 80% (90% for borrowers with a FICO credit score of 720 or higher and 97% with private mortgage insurance) of the purchase price or appraised value, whichever is lower.

We do not offer “interest only” residential mortgage loans, where the borrower pays interest for an initial period, after which the loan converts to a fully amortizing loan. We also do not offer loans that provide for negative amortization of principal, such as “Option ARM” loans, where the borrower can pay less than the interest owed on the loan, resulting in an increased principal balance during the life of the loan. We do not currently offer “subprime loans” on one- to four-family residential real estate loans (i.e., generally loans to borrowers with credit scores less than 620). At June 30, 2024, multi-family residential mortgage loans was an immaterial portion of our loan portfolio.

Commercial Real Estate Loans. At June 30, 2024, we had $19.7 million in commercial real estate loans, or 15.2% of total loans. Our commercial real estate loans are secured by owner-occupied properties including warehouses and offices, amongst others, and non-owner-occupied properties including investment 1-4 family properties and both single and multi-tenant buildings. We generally do not originate commercial loans secured by strip shopping malls or restaurants. We originate both fixed rate and variable rate commercial real estate loans. All interest rates, both fixed and variable, are generally tied to a like term United State Treasury Yield plus a margin. Commercial real estate loans generally have terms up to 20 years; however, rates are generally fixed no longer than 5 years at a time. We generally limit the loan-to-value ratios of our commercial mortgage loans to 80% of the purchase price or appraised value, whichever is lower. At June 30, 2024, our largest commercial real estate loan was for $2,500,000, which fully funded at origination.

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

Agricultural Real Estate Loans. At June 30, 2024, we had $4.2 million in agricultural real estate loans, or 3.3% of total loans. These loans are secured by agricultural land. The interest rate is fixed for the initial term of five or seven years, and then adjusts yearly thereafter. Agricultural real estate loans generally have terms up to 25 years. We generally limit the loan-to-value ratios of our agricultural real estate loans to 75% of the purchase price or appraised value, whichever is lower. At June 30, 2024, our largest agricultural real estate loan was $624,000, of which $355,000 had been disbursed. At June 30, 2024, this loan was performing according to its original terms.

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

Construction and Land Loans. At June 30, 2024, we had $17.6 million in construction and land loans, or 13.6% of total loans. We make residential construction loans, primarily to individuals for the construction of their primary residences. Our residential construction loans are structured as construction/permanent loans where after a one-year construction period the loan converts to a permanent residential mortgage loan. Our residential construction loans are underwritten to the same guidelines for permanent residential mortgage loans. At June 30, 2024, our largest residential construction loan was $742,000, of which $31,000 has been disbursed.

We make commercial construction loans, which are generally structured as construction/permanent loans where after a construction period the loan converts to a permanent commercial mortgage loan. In some instances, the construction period will include a stabilization period to allow time for the property to stabilize post-construction before converting to a permanent commercial mortgage loan. Generally speaking, the construction/stabilization term does not exceed 24 months, except for extenuating circumstances. Included within the commercial construction loans are loans to contractors and homebuilders to build 1-4 family homes. We make a limited number of speculative residential construction loans, which are constructions loans to a builder where there is not a contract in place for the purchase of the home at the time the construction loan is originated. We have one facility to a homebuilder that allows for draws to construct speculative 1-4 family homes, in addition to pre-sold homes and lot purchases. The advance rate for speculative homes is lower than pre-sold homes. Our commercial construction loans are underwritten to the same guidelines for commercial mortgage loans. At June 30, 2024, our largest commercial construction loan commitment was for $4.5 million, of which $3.5 million has been disbursed.

Construction loans generally can be made with a maximum loan-to-value ratio of 90% (residential properties) and 80% (commercial properties) of the estimated appraised market value upon completion of the project. Before making a commitment to fund a construction loan, we require an appraisal of the property by an independent licensed appraiser. We also generally require inspections of the property before disbursements of funds during the term of the construction loan.

Commercial and Industrial Loans. At June 30, 2024, commercial and industrial loans amounted to $14.9 million, or 11.5% of total loans. Commercial and industrial loans include both term loans and lines of credit. Term loans are generally fixed rate, fully amortizing loans with 5-, 7-, or 10-year terms. Lines of credit are primarily based on 1M Term SOFR (Secured Overnight Financing Rate) or 30-day Average SOFR, however, some are based on the prime rate and with terms of 12 to 24 months. These loans are generally secured by business assets, such as equipment and accounts receivable. Depending on the collateral used to secure the loans, commercial advance rates generally include 80 percent of accounts receivable, 50 percent of inventory, and 80 percent of the forced liquidation value of equipment as determined by an independent appraisal engaged by the Bank.

When making commercial loans, we consider the financial statements of the borrower, our lending history with the borrower, the debt service capabilities and global cash flows of the borrower and other guarantors, the projected cash flows of the business and the value of the collateral, accounts receivable, inventory and equipment.

At June 30, 2024, our largest commercial and industrial loan totaled $4.5 million, $4.0 million of which is outstanding, and is a participation in a non-revolving draw down overline of credit (75% of participation interest). The loan is for the purpose of providing the borrower funds to purchase trucks and is secured by titles on the trucks purchased. At June 30, 2024, this loan was performing according to its original terms.

Home Equity Lines of Credit. At June 30, 2024, the outstanding balance of home equity lines of credit was $1.6 million, or 1.3% of total loans. The interest rate for home equity lines of credit are based on the prime rate. There is a 10 year draw period followed by a 10 year repayment period. The loan to value ratio is generally up to 90%, taking into account any superior mortgage on the collateral property. Generally, all applicants for a home equity line of credit are required to have a FICO credit score of at least 720.

Consumer Loans. At June 30, 2024, consumer loans were $955,000, or 0.7% of total loans. Our consumer loan portfolio generally consists of loans secured predominately by automobiles and trucks (new and used), trailers, and other consumer assets. Consumer loans have fixed interest rates and terms up to seven years, with loan to value ratios up to 100%.

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

At June 30, 2024, our largest purchased participation consisted of 4 separate participation interests, each with a commitment amount of $4.5 million, representing 16.07%, 9.44%, 9.74%, and 20.93% interests in the deals. The deals consist of a market rate multi-family construction project in Lafayette, Indiana, a market rate multi-family construction project in Fort Wayne, Indiana, a market rate multi-family construction project in Noblesville, Indiana and a hotel renovation project on a long-time downtown Indianapolis, Indiana hotel. The outstanding balances for each were $3.5 million, $137,000, $0, and $3.1 million as of June 30, 2024, respectively.

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

By law, the aggregate amount of loans that we are permitted to make to any one borrower or a group of related borrowers is generally limited to 15% of the Bank’s unimpaired capital and surplus (25% if the amount in excess of 15% is secured by “readily marketable collateral” or 30% for certain residential development loans). At June 30, 2024, our largest credit relationship to one borrower had an outstanding balance of $4.0 million and is a participation loan secured by titles to the vehicles purchased with the credit facility. At June 30, 2024, this loan was performing according to its original terms.

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

The VP, Consumer and Mortgage Lending, may approve all non-commercial loans up to $500,000. All loans that exceed this limit require secondary approval by a Board Member.

We have a separate policy for commercial loans wherein loans up to $500,000 are approved with dual signature by the Lending Officer and either the Chief Banking Officer or Chief Risk Officer. Loans over $500,000 up to $2,000,000 are approved by the Commercial Loan Committee consisting of the President and CEO, Chief Risk Officer, Chief Banking Officer, and two outside loan committee members with over a combined 60 years of commercial lending experience. All commercial loans over $2.0 million are approved by the full board.

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

When we acquire real estate as a result of foreclosure or by deed in lieu of foreclosure, the real estate is classified as other real estate owned until it is sold. The real estate is recorded at estimated fair value at the date of acquisition, less estimated costs to sell, and any write-down resulting from the acquisition is charged to the allowance for credit losses. Subsequent decreases in the value of the property are charged to operations. After acquisition, all costs in maintaining the property are expensed as incurred. Costs relating to the development and improvement of the property, however, are capitalized to the extent of estimated fair value less estimated costs to sell. At June 30, 2024, we had no real estate acquired as a result of foreclosure or by deed in lieu of foreclosure.

Loan Modifications. We occasionally modify loans to extend the term or make other concessions to help a borrower stay current on his or her loan and to avoid foreclosure. We consider modifications only after analyzing the borrower’s current repayment capacity, evaluating the strength of any guarantors based on documented current financial information, and assessing the current value of any collateral pledged. We generally do not forgive principal or interest on loans, but may do so if it is in our best interest and increases the likelihood that we can collect the remaining principal balance. We may modify the terms of loans to lower interest rates (which may be at below market rates), to provide for fixed interest rates on loans where fixed rates are otherwise not available, to provide for longer amortization schedules, or to provide for interest-only terms. These modifications are made only when a workout plan has been agreed to by the borrower that we believe is reasonable and attainable and in our best interests. At June 30, 2024, loans with modifications for borrowers experiencing financial difficulty totaled $36,000. During the year ended June 30, 2024, the Company did not grant any loan modification to borrowers experiencing financial difficulty that resulted in a more than minor change in the timing or amount of contractual cash flows.

Delinquent Loans. The following table sets forth our loan delinquencies, including non-accrual loans, by type and amount at the dates indicated.

	At June 30,
	2024			2023
	30-59	60-89	90 Days	30-59	60-89	90 Days
	Days	Days	or More	Days	Days	or More
	Past Due	Past Due	Past Due	Past Due	Past Due	Past Due

	(In thousands)
Real estate loans:
Commercial real estate	$—	$—	$—	$—	$—	$—
Residential real estate	559	88	72	—	616	117
Multifamily	—	—	—	—	—	—
Agricultural real estate	—	—	—	—	—	—
Construction and land	36	—	—	—	—	—
Home equity lines of credit (HELOC)	—	—	—	—	—	—
Commercial and industrial loans	—	—	—	—	—	—
Consumer loans	2	4	—	—	—	—
Total	$597	$92	$72	$—	$616	$117

Non-Performing Assets. The following table sets forth information regarding our non-performing assets, which include non-accruing loans, accruing loans 90 days or more past due and foreclosed assets at the dates indicated.

	At June 30,
	2024	2023

	(Dollars in thousands)
Non-accrual loans:
Real estate loans:
Commercial	$—	$—
Residential	502	304
Multifamily	—	—
Agricultural	—	—
Construction and land	36	—
Home equity lines of credit (HELOC)	—	—
Commercial and industrial loans	—	—
Consumer	16	—
Total non-accrual loans	$554	$304

Accruing loans past due 90 days or more:
Real estate loans:
Commercial	—	—
Residential	—	—
Multifamily	—	—
Agricultural	—	—
Construction and land	—	—
Home equity line of credit (HELOC)	—	—
Commercial and industrial loans	—	—
Consumer	—	—
Total accruing loans past due 90 days or more	—	—
Total nonperforming loans	554	304
Real estate owned	—	—
Other nonperforming assets	—	—
Total non-performing assets	$554	$304

Loan modifications (formerly troubled debt restructurings):
Commercial	$—	$—
Residential	—	—
Multifamily	—	—
Agricultural	—	—
Construction and land	36	38
Home equity lines of credit (HELOC)	—	—
Commercial and industrial loans	—	—
Consumer	—	—
Total loan modifications	$36	$38

Total non-performing loans to total loans	0.43%	0.34%
Total non-performing loans to total assets	0.18%	0.18%
Total non-performing assets to total assets	0.18%	0.18%
Total non-performing loans and loan modifications to total loans	0.46%	0.38%
Total non-performing loans and loan modifications to total assets	0.19%	0.21%

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

Our classified and special mention assets at the dates indicated were as follows:

	At June 30,
	2024	2023

	(In thousands)
Classified Assets:
Substandard	$64	$38
Doubtful	—	29
Loss	—	—
Total	$64	$67
Special mention	$131	$38

Other Loans of Concern. At June 30, 2024, except for loans included in the above table, there were no other loans of concern for which we had information about possible credit problems of borrowers that caused us to have serious doubts about the ability of the borrowers to comply with present loan repayment terms and that may result in disclosure of such loans in the future.

Allowance for Credit Losses

On July 1, 2023, the Company adopted the guidance under ASU No. 2016-13, Financial Instruments – Credit Losses, Measurement of Credit Losses on Financial Instruments. The main provisions of the ASU have been codified by the FASB under ASC326. The amendments introduced an impairment model that is based on current expected credit losses (“CECL”), rather than incurred losses, to estimate credit losses on loans. For reporting periods beginning on or after July 1, 2023, the allowance for credit losses reflects management’s current estimate of expected credit losses over the remaining life of is loans as of the end of the reporting period. For reporting periods prior to July 1, 2023, the allowance for credit losses represented management’s estimate for probable and reasonably estimable loan losses, but which had not yet been realized as of the end of the reporting period.

Management’s periodic evaluation of the adequacy of the allowance is based on various factors, including, but not limited to, changes in the types and amount of loans in the loan portfolio, historical loss experience, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, estimated losses relating to specifically identified loans, current and future economic conditions, and forecasted information. This evaluation is inherently subjective as it requires material estimates including, among others, average historical loss experience, expected future loss rates, the amount and timing of expected future pay-downs on existing loans and fundings on unfunded commitments, and the value of underlying collateral.

While management uses the best information available to make loan loss allowance evaluations, adjustments to the allowance may be necessary based on changes in economic and other conditions or changes in accounting guidance. In addition, as an integral part of their examination process, the OCC will periodically review our allowance for credit losses, and as a result of such reviews, we may determine to adjust our allowance for credit losses. However, the OCC is not directly involved in the process for establishing the allowance for credit losses as the process is our responsibility and any increase or decrease in the allowance is the responsibility of management.

The following table sets forth activity in our allowance for credit losses for the periods indicated.

	At or For the Years Ended June 30,
	2024	2023

	(Dollars in thousands)
Allowance for credit losses - loans:
Balance, beginning of year	$263	$223
Impact of adoption of ASC 326	47	—
Provision for (reversal of) loan losses	463	40
Net loan recoveries (charge-offs):
Real estate loans:
Commercial	—	—
Residential	—	—
Multifamily	—	—
Agricultural	—	—
Construction and land	—	—
Home equity lines of credit (HELOC)	—	—
Commercial and industrial loans	—	—
Consumer loans	—	—
Total net recoveries (charge-offs)	—	—
Balance, end of year	$773	$263

Allowance for credit losses - unfuned loan commitments and letters of credit:
Balance, beginning of year	$—	$—
Impact of adoption of ASC 326	21	—
Provision for (reversal of) credit losses on unfunded loan commitments and letters of credit	156	—
Balance, end of year	$177	$—

Total loans at end of year	$129,527	$89,722
Total non-accrual loans at end of year	554	304
Total non-performing loans at end of year	554	304
Total average loans	109,625	85,995

Allowance for credit losses to non-accrual loans at end of year	139.53%	86.51%
Allowance for credit losses to non-performing loans at end of year	139.53	86.51
Allowance for credit losses to total loans outstanding at end of year	0.60	0.29
Net recoveries (charge-offs) to average loans outstanding during the year	0.00	0.00

Allocation of Allowance for Credit Losses. The following tables set forth the allowance for credit losses allocated by loan category and the percent of the allowance in each category to the total allocated allowance at the dates indicated.

The allowance for credit losses allocated to each category is not necessarily indicative of future losses in any particular category and does not restrict the use of the allowance to absorb losses in other categories.

	At June 30,
	2024			2023
		Percent of	Percent of		Percent of	Percent of
		Allowance to	Loans in		Allowance to	Loans in
		Total	Category to		Total	Category to
	Amount	Allowance	Total Loans	Amount	Allowance	Total Loans

	(Dollars in thousands)
Real estate loans:
Commercial	$207	26.8%	15.2%	$27	10.3%	6.2%
Residential	175	22.6	53.9	168	63.9	79.8
Multifamily	1	0.1	0.5	2	0.8	0.9
Agricultural	12	1.6	3.3	17	6.5	4.2
Construction and land	191	24.7	13.6	12	4.6	7.3
Home equity lines of credit (HELOC)	3	0.4	1.3	35	13.3	0.3
Commercial and industrial loans	183	23.7	11.5	1	0.4	0.4
Consumer	1	0.1	0.7	1	0.4	0.9
Total allocated allowance	$773	100%	100%	$263	100%	100%

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

At June 30, 2024, our investment portfolio consisted of securities and obligations issued by U.S. government-sponsored enterprises as well as state and municipal securities. At June 30, 2024, we also owned $1.9 million of Federal Home Loan Bank of Cincinnati stock and $268,000 of Federal Reserve Bank of Cleveland stock. As a member of Federal Home Loan Bank of Cincinnati and the Federal Reserve Bank of Cleveland, we are required to purchase stock, which is carried at cost and classified as a restricted investment.

At June 30, 2024, all of our investment securities are carried at fair value through accumulated other comprehensive income.

The adoption of ASC326 amended the guidance applicable to measuring and recognizing losses on available-for-sale securities. Under ASC326, expected credit related losses for available-for-sale debt securities are recorded through an allowance for credit losses, while no-credit related losses will continue to be recognized through other comprehensive income as unrealized holding gains and losses, net of tax. Under former GAAP, we assessed our investment securities for other-than-temporary impairment and any declines in fair value that were deemed other-than-temporary resulted in a direct write-down to the amortized cost basis of the related security. The allowance approach allows estimated expected credit losses to be adjusted from period-to-period, as opposed to a permanent write-down.

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

Deposits. Our deposits are generated primarily from our primary market area. We offer a selection of deposit accounts, including savings accounts, checking accounts, money market, certificates of deposit and individual retirement accounts. Deposit account terms vary, with the principal differences being the minimum balance required, the amount of time the funds must remain on deposit and the interest rate.

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

The Company also utilizes brokered certificates of deposit of differing terms, both callable and bullet features, to ensure appropriate liquidity and manage interest rate risk. These totaled $84.1 million at June 30, 2024.

The following table sets forth the distribution of total deposits, by account type, at the dates indicated.

	At June 30,
	2024			2023
			Average			Average
	Amount	Percent	Rate	Amount	Percent	Rate

	(Dollars in thousands)
Noninterest-bearing demand deposits	$3,280	1.6%	—%	$3,247	2.7%	—%
Interest-bearing demand deposits	23,213	11.1	0.11	23,304	19.4	0.99
Savings and money market deposits	47,467	22.7	1.52	42,020	35.0	0.51
Certificates of deposit	135,351	64.7	4.55	51,420	42.9	1.74
Total	$209,311	100.0%	3.30	$119,991	100.0%	1.08%

At June 30, 2024 and June 30, 2023, the aggregate amount of all uninsured deposits (deposits in excess of the Federal Deposit Insurance limit of $250,000 per account) was $23.8 million and $23.0 million, respectively. At June 30, 2024 and June 30, 2023, the aggregate amount of all uninsured certificates of deposit was $4.9 million and $5.7 million, respectively. At June 30, 2024 and June 30, 2023, we had no deposits that were uninsured for any reason other than being in excess of the Federal Deposit Insurance Corporation limit.

The following table sets forth the maturity of our uninsured certificates of deposit at June 30, 2024.

At June 30,
2024
(In thousands)
Maturity Period:
Three months or less	$3,357
Over three months through six months	596
Over six months through 12 months	908
Over 12 months	—
Total	$4,861

Borrowings. We utilize advances from the FHLB as an alternative to retail and commercial deposits to fund operations as part of our operating strategy. These FHLB advances are collateralized by certain of our mortgage loans and secondarily by our investment in capital stock of FHLB. Such advances may be made under several different credit programs, each of which has its own interest rate and range of maturities. At June 30, 2024, we had outstanding advances of $38.5 million from the Federal Home Loan Bank of Cincinnati and access to an additional $3.9 of advances based on available pledged collateral. All borrowings were short-term (maturities of one year or less). $24.0 million of our outstanding advances were repaid on July 1, 2024.

We also participate in the Bank Term Funding Program created on March 12, 2023 by the Federal Reserve. Any amounts drawn can be refinanced at any time with a term of one year from the date of the initial draw or one year from the latest date of refinancing, whichever is later. The program ended on March 11, 2024. At June 30, 2024 we had outstanding borrowings of $23.5 million that mature on January 16, 2025.

Personnel and Human Capital Resources

As of June 30, 2024, we had 43 full-time employees. Our employees are not represented by any collective bargaining group. Management believes that we have good working relations with our employees.

We believe that our ability to attract and retain top quality employees will be key to the Company’s future success. During the calendar year ended December 31, 2023, we have made several hires, including but not limited to: a new President and Chief Executive Officer, a new Chief Financial Officer, a new Chief Risk Officer, a Chief Information Officer, a Chief Lending Officer and a commercial lending team. We expect to continue to assess our management and staffing needs and are likely to add personnel in the future to fully implement our business strategy.

Subsidiary Activities

Van Wert Federal is the wholly-owned subsidiary of VWF Bancorp. The Company has no other subsidiaries and the Bank has no subsidiaries.

REGULATION AND SUPERVISION

General

As a federal savings association (the term “savings association” includes a federal savings bank), the Bank is subject to examination and regulation by the OCC, and is also subject to examination by the FDIC. This regulation and supervision establishes a comprehensive framework of activities in which an institution may engage and is intended primarily for the protection of the FDIC’s deposit insurance fund and depositors, and not for the protection of security holders. The Bank also is a member of and owns stock in the Federal Home Loan Bank of Cincinnati, which is one of the 11 regional banks in the Federal Home Loan Bank System.

Under this system of regulation, the regulatory authorities have extensive discretion in connection with their supervisory, enforcement, rulemaking and examination activities and policies, including rules or policies that: establish minimum capital levels; restrict the timing and amount of dividend payments; govern the classification of assets; determine the adequacy of loan loss reserves for regulatory purposes; and establish the timing and amounts of assessments and fees. Moreover, as part of their examination authority, the banking regulators assign numerical ratings to banks and savings institutions relating to capital, asset quality, management, liquidity, earnings and other factors. The receipt of a less than satisfactory rating in one or more categories may result in enforcement action by the banking regulators against a financial institution. A less than satisfactory rating may also prevent a financial institution, such as the Bank or its holding company, from obtaining necessary regulatory approvals to access the capital markets, pay dividends, acquire other financial institutions or establish new branches.

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

The Company is a savings and loan holding company subject to the rules and regulations of the Federal Reserve Board. It is required to file certain reports with the Federal Reserve Board and is subject to examination by the enforcement authority of the Federal Reserve Board. The Company is also subject to the rules and regulations of the Securities and Exchange Commission under the federal securities laws. Effective June 23, 2023, the Bank elected to operate as a “covered savings association” (CSA). A CSA has the same rights and privileges as a national bank that has its main office situated in the same location as the home office of the CSA and is subject to the same duties, restrictions, penalties, liabilities, conditions, and limitations that would apply to such a national bank.

Any change in applicable laws or regulations, whether by the OCC, the FDIC, the Federal Reserve Board or Congress, could have a material adverse impact on the operations and financial performance of The Company and the Bank.

Set forth below is a brief description of material regulatory requirements that are applicable to the Company and the Bank. The description is limited to certain material aspects of the statutes and regulations addressed, and is not intended to be a complete description of such statutes and regulations and their effects on the Company and the Bank.

Federal Banking Regulation

Business Activities. A federal association derives its lending and investment powers from the Home Owners’ Loan Act, as amended, and applicable federal regulations. Under these laws and regulations, the Bank may invest in mortgage loans secured by residential and commercial real estate, commercial business and consumer loans, certain types of debt securities and certain other assets, subject to applicable limits. The Bank may also establish subsidiaries that may engage in certain activities not otherwise permissible for the Bank to engage in directly, including real estate investment and securities and insurance brokerage.

Capital Requirements. Federal regulations require federally insured depository institutions to meet several minimum capital standards: a common equity Tier 1 capital to risk-weighted assets ratio of 4.5%, a Tier 1 capital to risk-weighted assets ratio of 6.0%, a total capital to risk-weighted assets of 8.0%, and a 4.0% Tier 1 capital to adjusted average total assets leverage ratio.

Common equity Tier 1 capital is generally defined as common stockholders’ equity and retained earnings. Tier 1 capital is generally defined as common equity Tier 1 and additional Tier 1 capital. Additional Tier 1 capital includes certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries. Total capital includes Tier 1 capital (common equity Tier 1 capital plus additional Tier 1 capital) and Tier 2 capital. Tier 2 capital is comprised of capital instruments and related surplus, meeting specified requirements, and may include cumulative preferred stock and long-term perpetual preferred stock, mandatory convertible securities, intermediate preferred stock and subordinated debt. Also included in Tier 2 capital is the allowance for loan losses limited to a maximum of 1.25% of risk-weighted assets and, for institutions that have exercised an opt-out election regarding the treatment of Accumulated Other Comprehensive Income (“AOCI”), up to 45% of net unrealized gains on available-for-sale equity securities with readily determinable fair market values. Institutions that have not exercised the AOCI opt-out have AOCI incorporated into common equity Tier 1 capital (including unrealized gains and losses on available-for-sale-securities). The Bank exercised its AOCI opt-out election. Calculation of all types of regulatory capital is subject to deductions and adjustments specified in the regulations.

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

The federal banking agencies have developed a “Community Bank Leverage Ratio (CBLR)” (the ratio of Tier 1 capital to average total consolidated assets) for financial institutions with assets of less than $10 billion that meet certain qualifying criteria. A “qualifying community bank” that exceeds this ratio will be deemed compliant with all other capital requirements, including the capital requirements to be considered “well capitalized” under Prompt Corrective Action statutes. The federal banking agencies may consider a financial institution’s risk profile when evaluating whether it qualifies as a community bank for purposes of the capital ratio requirement. The federal banking agencies must set the minimum Community Bank Leverage Ratio at not less than 8% and not more than 10%, and as of January 1, 2023, it is set at 9%. The Bank has elected to be subject to the CBLR framework. At June 30, 2024, the Bank’s CBLR was 12.11%.

Loans-to-One Borrower. Generally, a federal savings association may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. At June 30, 2024, the Bank complied with the loans-to-one borrower limitations.

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

Even if an application is not otherwise required, every savings association that is a subsidiary of a savings and loan holding company, such as the Bank, must still file a notice with the Federal Reserve Board at least 30 days before the board of directors declares a dividend or approves a capital distribution.

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

The Community Reinvestment Act requires all institutions insured by the Federal Deposit Insurance Corporation to publicly disclose their rating. The Bank received a “satisfactory” Community Reinvestment Act rating in its most recent federal examination.

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

The Bank’s authority to extend credit to its directors, executive officers and 10% stockholders, as well as to entities controlled by such persons, is currently governed by the requirements of Sections 22(g) and 22(h) of the Federal Reserve Act and Regulation O of the Federal Reserve Board. Among other things, these provisions generally require that extensions of credit to insiders:

●	be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features; and
●	not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of the Bank’s capital.

In addition, extensions of credit in excess of certain limits must be approved by the Bank’s board of directors. Extensions of credit to executive officers are subject to additional limits based on the type of extension involved.

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

In addition, as set forth above, a “qualifying community bank,” such as Van Wert Federal, that exceeds the Community Bank Leverage Ratio is considered “well capitalized” under the Prompt Corrective Action statutes. The Bank has elected to be subject to the Community Bank Leverage Ratio framework.

At June 30, 2024, the Bank met the criteria for being considered “well capitalized.”

Insurance of Deposit Accounts. The Bank is a member of the Deposit Insurance Fund, which is administered by the FDIC. Its deposit accounts are insured by the FDIC, generally up to a maximum of $250,000 per depositor.

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

The FDIC has the authority to increase insurance assessments. A significant increase in insurance premiums would have an adverse effect on the operating expenses and results of operations of the Bank. We cannot predict what deposit insurance assessment rates will be in the future.

Insurance of deposits may be terminated by the FDIC upon a finding that an institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. We do not know of any practice, condition or violation that might lead to termination of deposit insurance for the Bank.

Privacy Regulations. Federal regulations generally require that the Bank disclose its privacy policy, including identifying with whom it shares a customer’s “non-public personal information,” to customers at the time of establishing the customer relationship and annually thereafter. In addition, the Bank is required to provide its customers with the ability to “opt-out” of having their personal information shared with unaffiliated third parties and not to disclose account numbers or access codes to non-affiliated third parties for marketing purposes. The Bank has a privacy protection policy in place and believes that such policy is in compliance with the regulations.

USA Patriot Act. The Bank is subject to the USA PATRIOT Act, which gives federal agencies additional powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing, and broadened anti-money laundering requirements. The USA PATRIOT Act contains provisions intended to encourage information sharing among bank regulatory agencies and law enforcement bodies and imposes affirmative obligations on financial institutions, such as enhanced recordkeeping and customer identification requirements.

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

Other Regulations

Interest and other charges collected or contracted for by the Bank are subject to state usury laws and federal laws concerning interest rates. Loan operations are also subject to state and federal laws applicable to credit transactions, such as the:

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

The deposit operations of the Bank also are subject to, among others, the:

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

Federal Home Loan Bank System

The Bank is a member of the Federal Home Loan Bank of Cincinnati, which is one of 11 regional Federal Home Loan Banks in the Federal Home Loan Bank System. The Federal Home Loan Bank of Cincinnati provides a central credit facility primarily for its member institutions. Members of the Federal Home Loan Bank of Cincinnati are required to acquire and hold shares of capital stock in the Federal Home Loan Bank of Cincinnati. The Bank complied with this requirement at June 30, 2024. Based on redemption provisions of the Federal Home Loan Bank of Cincinnati, the stock has no quoted market value and is carried at cost. The Bank reviews for impairment, based on the ultimate recoverability, the cost basis of the Federal Home Loan Bank of Cincinnati stock. At June 30, 2024, no impairment has been recognized.

Holding Company Regulation

VWF Bancorp is a unitary savings and loan holding company subject to regulation and supervision by the Federal Reserve Board. The Federal Reserve Board has enforcement authority over VWF Bancorp and its non-savings institution subsidiaries. Among other things, this authority permits the Federal Reserve Board to restrict or prohibit activities that are determined to be a risk to the Bank.

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

VWF Bancorp will cease to be an emerging growth company upon the earliest of: (i) the end of the fiscal year following the fifth anniversary of the completion of the conversion and offering; (ii) the first fiscal year after our annual gross revenues are $1.07 billion (adjusted for inflation) or more; (iii) the date on which we have, during the previous three-year period, issued more than $1.0 billion in non-convertible debt securities; or (iv) the end of any fiscal year in which the market value of our common stock held by non-affiliates exceeded $700 million at the end of the second quarter of that fiscal year. We expect to lose our status as an emerging growth company effective June 30, 2028, which is the end of the fiscal year following the fifth anniversary of the completion date of the Conversion.

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

Method of Accounting. For federal income tax purposes, the Bank currently reports its income and expenses on the accrual method of accounting and uses a tax year ending December 31 for filing its federal income tax returns. The Small Business Protection Act of 1996 eliminated the use of the reserve method of accounting for bad debt reserves by savings institutions, effective for taxable years beginning after 1995.

Minimum Tax. The alternative minimum tax (“AMT”) for corporations has been repealed for tax years beginning after December 31, 2017. Any unused minimum tax credit of a corporation may be used to offset regular tax liability for any tax year. In addition, a portion of unused minimum tax credit was refundable in 2018 through 2021. The refundable portion is 100% for the tax years beginning after December 31, 2018 of the excess of the minimum tax credit for the year over any credit allowable against regular tax for that year. At June 30, 2024, the Bank had no minimum tax credit carryforward.

Net Operating Loss Carryovers. Generally, a corporation may carry forward net operating losses generated in tax years beginning after December 31, 2017 indefinitely and can offset up to 80% of taxable income. However, net operating losses generated in tax years beginning in 2018, 2019 and 2020 can be carried back five years and are 100% deductible for tax years ending in 2018, 2019 and 2020. At June 30, 2024 and 2023, the Bank generated an NOL that will be carried forward.

Capital Loss Carryovers. Generally, a corporation may carry back capital losses to the preceding three taxable years and forward to the succeeding five taxable years. Any capital loss carryback or carryover is treated as a short-term capital loss for the year to which it is carried. As such, it is grouped with any other capital losses for the year to which carried and is used to offset any capital gains. Any undeducted loss remaining after the five-year carryover period is not deductible. At June 30, 2024, the Bank had no capital loss carryovers.

Corporate Dividends. VWF Bancorp may generally exclude from our income 100% of dividends received from the Bank as a member of the same affiliated group of corporations.

Audit of Tax Returns. The Bank’s federal income tax returns have not been audited in the most recent five-year period.

State Taxation

The Bank is subject to Ohio taxation in the same general manner as other financial institutions. In particular, the Bank files a consolidated Ohio Financial Institutions Tax (“FIT”) return. The FIT is based upon the net worth of the consolidated group. For Ohio FIT purposes, savings institutions are currently taxed at a rate equal to 0.8% of taxable net worth, capped at 14% of the institution’s total assets.

As a Maryland business corporation, VWF Bancorp is required to file an annual report with and pay personal property taxes to the State of Maryland.

ITEM 1A.Risk Factors

Not applicable, as VWF Bancorp is a “smaller reporting company.”

ITEM 1B.Unresolved Staff Comments

None.

ITEM 1C.Cybersecurity

The Bank has implemented an information security program aimed at protecting our customers, the Bank, and our shareholders. The program addresses risks identified by the Bank, including cybersecurity risks. Protecting confidential customer information and maintaining the availability of banking services are the primary objectives of the information security program.

The board of directors is ultimately responsible for the oversight of the information security program. The status of the program is reported to the board throughout the year. Internally, the Bank’s Chief Information Officer (“CIO”) manages the status of the program and reports to the board. The CIO is a Certified Information Systems Security Professional (CISSP) since 2011 and has over 15 years of experience managing cybersecurity risks for financial institutions and healthcare organizations. The Technology Committee reviews and monitors the execution of the program. The Technology Committee consists of key stakeholders throughout the Bank, providing visibility into the risks posed to critical areas.

The foundation of the information security program is based on risk management principles. The Bank has established a risk management framework that identifies, assesses, and manages risks, including cybersecurity risks, that could have a material impact on its business, operations, or financial condition. The Bank identifies new risks to the confidentiality, integrity, and availability of its sensitive information and services during the assessment of new processes, services, vendors, or changes in the banking industry. The mitigating controls of identified risks collectively create the information security program.

The Bank’s cybersecurity strategy involves continuous monitoring of threats, maintaining updated defense mechanisms, and training employees on best practices in cybersecurity. The Bank engages with third-party experts and utilizes advanced cybersecurity tools to enhance defenses against emerging threats. The Bank also performs regular penetration testing, incident response planning, business continuity testing, and system audits to ensure the ongoing strength of its cybersecurity systems. The Bank utilizes a trusted third party to monitor for suspicious activity, including escalation procedures. The Bank also maintains cyber liability insurance that includes activation and escalation procedures should an incident occur.

A vendor management program ensures third-party vendors and service providers adhere to the Bank's security, compliance, and operational standards to mitigate risks. This program involves assessing potential risks associated with vendors, such as data breaches, compliance violations, or operational failures, by conducting thorough due diligence and regularly monitoring vendor performance. It includes setting performance expectations, performing ongoing audits, and ensuring vendors implement necessary safeguards to protect the organization’s sensitive data and maintain the availability of services. The goal is to ensure that third-party relationships do not introduce unacceptable levels of risk to the organization while maintaining business continuity and regulatory compliance.

As of this filing, no material cybersecurity incidents have occurred that would have a significant impact on the Bank’s business, operations, or financial results. The Bank continues to monitor for any potential breaches and enhance its security protocols to prevent future incidents. While the Bank does not believe a cybersecurity threat is likely to materially affect the operations or financial condition, there can be no guarantee that the Bank will not experience such an incident in the future.

The Bank recognizes that the cybersecurity landscape is constantly evolving and remains committed to adapting its risk management strategies to address new challenges. The Bank continues to invest in its cybersecurity infrastructure and strengthen controls to mitigate risks effectively.

ITEM 2.Properties

At June 30, 2024, the net book value of our properties (including furniture, fixtures and equipment) was $2.3 million. We operate from our offices located at 976 South Shannon Street, Van Wert, Ohio, which we own, and 202 W. Berry Street, Fort Wayne, Indiana, which we lease. We are in the process of expanding into the second floor of the building on Berry Street which we currently lease in Fort Wayne, at which point, we would anticipate our facilities would be adequate to meet our present and foreseeable needs. We are also leasing additional temporary space in Fort Wayne, Indiana until the space on the second floor of the building at 202 W. Berry Street is ready to occupy. We also own vacant land in Van Wert which may be used for future expansion. We currently do not have any plans or understandings to expand our office network.

ITEM 3.Legal Proceedings

Periodically, we are involved in claims and lawsuits, such as claims to enforce liens, condemnation proceedings on properties in which we hold security interests, claims involving the making and servicing of real property loans and other issues incident to our business. At June 30, 2024, we were not a party to any pending legal proceedings that we believe would have a material adverse effect on our financial condition, results of operations or cash flows.

ITEM 4.Mine Safety Disclosures

Not applicable.

PART II

ITEM 5.Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

VWF Bancorp’s common stock is quoted on the OTCQX Market operated by OTC Markets Group under the symbol “VWFB.” As of June 30, 2024, we had 254 stockholders of record (excluding the number of persons or entities holding stock in street name through various brokerage firms), and 1,914,965 shares of common stock outstanding. There is currently limited trading volume for VWF Bancorp’s common stock.

VWF Bancorp has not paid any cash dividends to our stockholders. The payment and amount of any dividend payments is subject to statutory and regulatory limitations, and depends upon a number of factors, including the following: regulatory capital requirements; our financial condition and results of operations; tax considerations; and general economic conditions.

There were no sales of unregistered securities during the year ended June 30, 2024.

On February 20, 2024, the Board of Directors of the Company authorized a share repurchase program of up to $600,000 of the Company’s common stock. Under the Company’s share repurchase program, purchases take place as and when determined by the Company in open market or private transactions, including transactions that may be affected pursuant to Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. Pursuant to the program, purchases of shares of the Company’s common stock are made based upon the market price of the Company’s common stock, the nature of other investment and growth opportunities, expected free cash flow, and general economic conditions. The share repurchase program does not require the Company to acquire any specific number of shares and may be modified, suspended, extended or terminated by the Company at any time without prior notice. The Company repurchased 36,800 shares in February 2024 at a price of $16.25 per share, for a total cost of $598,000, excluding broker costs which were de minimus. The Company did not repurchase any shares during the three months ended June 30, 2024. As of June 30, 2024, the Company had $2,000 remaining available to repurchase under the share repurchase program.

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

Overview

Our business consists primarily of taking deposits from the general public and investing those deposits, together with funds generated from operations, in residential real estate loans, commercial real estate loans, agricultural mortgage loans, construction loans, commercial and industrial loans, home equity lines of credit, and consumer loans. We also invest in securities, which have historically consisted primarily of mortgage-backed securities and obligations issued by U.S. government sponsored enterprises, state and municipal securities. We offer a variety of deposit accounts including checking accounts, savings accounts, money market and certificate of deposit accounts. The Bank is subject to comprehensive regulation and examination by the OCC.

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

We invest in bank owned life insurance to provide us with a funding source to offset some costs of our benefit plan obligations. Bank owned life insurance provides us with non-interest income that is nontaxable. Federal regulations generally limit our investment in bank owned life insurance to 25% of our Tier 1 capital plus our allowance for loan losses. At June 30, 2024, our investment in bank owned life insurance was $5.4 million, which was within this investment limit.

Our results of operations also may be affected significantly by general and local economic and competitive conditions, changes in market interest rates, governmental policies and actions of regulatory authorities.

Business Strategy

Our business strategy is focused on embracing a relationship-oriented community bank model targeting small to mid-sized businesses and professionals in our market areas while continuing to serve our traditional customer base. Highlights of our current business strategy include:

●	Grow the loan portfolio with greater diversification. Historically, our primary lending focus was the origination of one- to four-family residential mortgage loans. We have increased our commercial lending activities and we are focused on building full-service banking relationships with small- to mid-sized businesses and business professionals in our market areas. We believe that increased commercial lending offers an opportunity to enhance our profitability and our growth prospects.
●	Grow our franchise organically through enhanced banking products and services. We have implemented a growth strategy that we believe will provide an opportunity to grow organically over the long term by focusing on building relationships with small- to mid-sized businesses and business professional in our market areas and by enhancing the products and services we offer. We will continue to enhance our staff capacity through training and hiring new employees as needed to facilitate our growth. Additionally, we continue to review our technology and infrastructure and will implement new and enhanced technology tools and on-line services preferred by many of our existing and prospective customers.
●	Recruiting and retaining top talent and personnel. Since January 2023, the Company has made several personnel changes and additional new hires, including but not limited to a new President and Chief Executive Officer, a new Chief Financial Officer, a new Chief Risk Officer, a Chief Information Officer, a Chief Lending Officer and a commercial lending team. Recruiting and retaining talented individuals to guide us through the implementation of our business strategy is critical to our success.
●	Maintain our strong asset quality through conservative loan underwriting. We intend to maintain strong asset quality through what we believe are our conservative underwriting standards and credit monitoring processes. At June 30, 2024, our nonperforming assets totaled $554,000, or 0.43% of total loans.
●	Expand our franchise through possible acquisition of other financial institutions. In addition to organic growth, we may also consider expansion opportunities in our market area or in contiguous markets that we believe would enhance both our franchise value and stockholder returns. These opportunities may include acquiring other financial institutions and/or establishing loan production offices, establishing new, or de novo, branch offices and/or acquiring branch offices. We have no current plans or intentions regarding any such expansion activities.
●	Rebranding our banking franchise. Van Wert Federal Savings Bank completed its re-branding efforts effective August 1, 2024, in which the name of the Bank changed from Van Wert Federal Savings Bank to GreenWay Bank. In addition to a new name, our re-branding efforts included new marketing campaigns, updated on-line and website materials and new signage and logos to capture and reflect the mission of the Bank.

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

The following represent our critical accounting policies:

Allowance for Credit Losses. The allowance for credit losses is the estimated amount considered necessary to cover inherent, but unconfirmed, credit losses in the loan portfolio at the balance sheet date. On July 1, 2023, the Company adopted the guidance under ASU 2016-13, Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Statements. The main provisions of the ASU have been codified by the FASB under ASC 326. The amendments introduced an impairment model that is based on current expected credit losses, rather than incurred losses, to estimated credit losses on loans. For reporting periods beginning on or after July 1, 2023, the allowance for credit losses reflects management’s current estimate of expected credit losses over the remaining life of its loans as of the end of the reporting period. For reporting periods prior to July 1, 2023, the allowance for credit losses represented management’s estimate for probable and reasonably estimable loan losses, but which had not yet been realized as of the end of the reporting period. Refer to Note 1 and Note 2 of the consolidated financial statements included in Item 8 of this Form 10-K for more information on the adoption of ASC 326.

The allowance for credit losses included the allowance for credit losses on loans, and the allowance for credit losses for unfunded lending commitments, which is recorded in other liabilities on the consolidated balance sheet. The allowance for credit losses is established through the provision for credit losses charged against income. In determining the allowance for credit losses, management makes significant estimates and has identified this policy as one of our most critical accounting policies.

Management’s estimate of the allowance for credit losses considers factors such as changes in the types and amount of loans in the loan portfolio, historical loss experience, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, estimated losses relating to specifically identified loans, current and future economic conditions, and forecasted information. This evaluation is inherently subjective as it requires material estimates including, among others, average historical loss experience, expected future loss rates, the amount and timing of expected future pay-downs on existing loans and fundings on unfunded commitments, and the value of underlying collateral. All of these estimates may be susceptible to significant changes as more information becomes available.

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

Fair Value Measurements. The fair value of a financial instrument is defined as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. We estimate the fair value of a financial instrument and any related asset impairment using a variety of valuation methods. Where financial instruments are actively traded and have quoted market prices, quoted market prices are used for fair value. When the financial instruments are not actively traded, other observable market inputs, such as quoted prices of securities with similar characteristics, may be used, if available, to determine fair value. When observable market prices do not exist, we estimate fair value. These estimates are subjective in nature and imprecision in estimating these factors can impact the amount of gain or loss recorded. For a detailed description of the fair values measured at each level of the fair value hierarchy and the methodology we utilize, see note 14 of the notes to financial statements.

Selected Financial Data

The following selected consolidated financial data sets forth certain financial highlights of the Company and should be read in conjunction with the audited consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

	At June 30,
	2024	2023

	(In thousands)
Selected Financial Condition Data:
Total assets	$311,254	$165,969
Cash and due from banks	31,631	5,516
Available-for-sale securities	139,345	70,585
Loans, net	126,391	81,208
Premises and equipment, net	2,261	1,409
Stock in correspondent banks	2,196	397
Bank owned life insurance	5,351	5,223
Total deposits	209,310	119,992
Total borrowings	62,000	6,200
Total equity	36,548	38,498

	For the Years Ended
	June 30,
	2024	2023

	(In thousands)
Selected Operating Data:
Interest income	$12,024	$5,054
Interest expense	6,728	780
Net interest income	5,296	4,274
Provision for credit losses - loans	463	41
Provision for credit losses - off balance sheet credit exposure	156	—
Net interest income after provision for loan losses	4,677	4,233
Non-interest income	230	208
Non-interest expense	7,477	5,170
Loss before income taxes	(2,570)	(729)
Provision for income taxes (benefit)	(550)	(183)
Net loss	$(2,020)	$(546)

	At or For the Years Ended
	June 30,
	2024	2023
Performance Ratios:
Return on average assets	(0.86)%	(0.36)%
Return on average equity	(5.39)%	(1.52)%
Interest rate spread (1)	1.89%	2.87%
Net interest margin (2)	2.35%	3.03%
Non-interest expense to average assets	3.18%	3.42%
Efficiency ratio (3)	135.31%	115.35%
Net overhead ratio (4)	3.09%	3.28%
Average interest-earning assets to average interest-bearing liabilities	115.52%	129.64%

Capital Ratios:
Average equity to average assets	15.96%	23.71%
Tier 1 capital to risk-weighted assets (5)	12.51%	24.91%

Asset Quality Ratios:
Allowance for credit losses as a percentage of total loans	0.60%	0.29%
Allowance for credit losses as a percentage of non-performing loans	139.53%	86.51%
Allowance for credit losses as a percentage of non-accrual loans	139.53%	86.51%
Non-accrual loans as a percentage of total loans	0.43%	0.34%
Net recoveries (charge-offs) as a percentage of average outstanding loans during the year	0.00%	0.00%
Non-performing loans as a percentage of total loans	0.43%	0.34%
Non-performing loans as a percentage of total assets	0.18%	0.18%
Total non-performing assets as a percentage of total assets	0.18%	0.18%

Other Data:
Number of offices	2	1
Number of full-time employees	43	26
Number of part-time employees	—	1
(1)	Represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(2)	Represents net interest income as a percentage of average interest-earning assets.
(3)	Represents noninterest expenses divided by the sum of net interest income and noninterest income.
(4)	Represents noninterest expenses less noninterest income divided by average total assets.
(5)	The Bank has adopted the “community bank leverage ratio (CBLR)” framework for measuring regulatory capital adequacy, which became effective January 1, 2020. The CBLR is the ratio of Tier 1 capital to average assets. To be considered well capitalized under the CBLR framework, the Bank was required to have a CBLR ratio of at least 9.0% at June 30, 2024 and 2023, respectively.

Comparison of Financial Condition at June 30, 2024 and June 30, 2023

Total Assets. Total assets increased $145.3 million, or 87.6%, to $311.3 million at June 30, 2024 from $166.0 million at June 30, 2023. The increase is part of the Company’s growth plans to more appropriately leverage capital and was largely concentrated to growth in available-for-sale debt securities and commercial loans, which were funded primarily with borrowings and brokered deposits.

Cash and Due from Banks. Cash and due from banks increased $26.1 million, or 473.5%, to $31.6 million at June 30, 2024 from $5.5 million at June 30, 2023. The increase was a result of the Bank testing its overnight Cash Management Advance (“CMA”) line with FHLB. This resulted in a corresponding increase in borrowings as noted below.

Investment Securities. Investment securities increased $68.8 million, or 97.4%, to $139.3 million at June 30, 2024 from $70.6 million at June 30, 2023. Aggregate securities purchases of $114.8 million during the year ended June 30, 2024, were funded through cash on hand, sales, calls, maturities and repayments of $44.3 million, and brokered deposits and wholesale funding from FHLB and FRB under the BTFP The increase in investment securities is part of a forward-looking investment strategy to increase the number of variable rate investments financed by fixed rate deposit instruments, which will ultimately provide a more balanced interest rate risk profile. The increase is also part of an effort to more appropriately leverage the Company’s capital.

The $682,000 increase in the fair value of the investment securities was primarily attributable to declines in interest rates in the intermediate and long end of the yield curve. The unrealized gains are recorded to equity, net of tax, as management has determined that there are no credit quality concerns with the issuers of the securities and there is no intent to sell the securities and, as a result, the fair value is expected to recover as the securities approach their maturity dates.

The yield on our investment securities increased to 5.81% for the year ended June 30, 2024 from 3.22% for the year ended June 30, 2023.

Net Loans. Net loans increased by $45.2 million, or 55.6%, to $126.4 million at June 30, 2024 from $81.2 million at June 30, 2023. During the year ended June 30, 2024, loan originations totaled $53.9 million, comprised of $9.8 million of loans secured by one- to four-family residential real estate, $1.2 million of HELOCs, $494,000 of consumer loans, $628,000 of agricultural, $12.7 million of construction and land loans, and $29.0 million of commercial real estate and commercial and industrial loans.

During the year ended June 30, 2024, residential real estate loans increased $4.0 million, or 6.0%, to $69.8 million at June 30, 2024, construction and land loans increased $9.1 million, or 106.0%, to $17.6 million at June 30, 2024, commercial and industrial loans increased $11.5 million, or 337.7%, to $14.9 million at June 30, 2024, agricultural real estate loans increased $169,000, or 4.2%, to a total of $4.2 million at June 30, 2024, and commercial real estate loans increased $13.7 million, or 228.2% to $19.7 million at June 30, 2024. Increases in loan balances reflect our strategy to grow our loan portfolio, continuing to focus on owner-occupied one-to-four family residential real estate loans, while increasing our emphasis on commercial real estate loans and commercial and industrial loans. Management intends to continue to pursue growth in these loan segments in future periods.

Deposits. Deposits increased by $89.3 million, or 74.4%, to $209.3 million at June 30, 2024 from $120.0 million at June 30, 2023. Core deposits increased $15.3 million, or 13.8%, to $125.2 million at June 30, 2024. Brokered deposits increased $74.1 million, or 735.0% at June 30, 2024. The increase in the brokered deposits were used to fund higher earning assets and increase net interest income. The addition of these deposits was part of management’s strategy to fund variable rate investments with fixed rate funding. A portion of the brokered deposits have a callable feature that allows for interest rate risk protection in rates down environment.

During the year ended June 30, 2024, management continued its strategy of pursuing growth in demand accounts and other lower cost core deposits, in part by enhancing products and services offered, including mobile banking. Management intends to continue its efforts to increase core deposits, with an emphasis on growth in consumer and business demand deposits.

Borrowings. Borrowings increased $55.8 million, or 900%, to $62 million at June 30, 2024. The borrowings consisted of advances from FHLB and from the FRB under the Bank Term Funding Program. $24 million of the FHLB advances were repaid on July 1, 2024. These borrowings were short-term in nature (less than one year maturity) and are being used as part of management’s overall growth strategy. See note 7 within Item 8 for further discussion of borrowings.

Total Equity. Total equity decreased $2.0 million, or 5.1%, to $36.5 million at June 30, 2024 from $38.5 million at June 30, 2023. The decrease resulted net loss during the fiscal year, purchase of treasury stock, and was partially offset by a decrease in accumulated other comprehensive loss resulted from unrealized gains on our investment portfolio during the year.

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

	For the Years Ended June 30,
	2024			2023
	Average			Average
	Outstanding			Outstanding
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate

	(Dollars in thousands)
Interest-earning assets:
Loans	$100,304	$4,844	4.83%	$79,393	$2,872	3.62%
Investment securities	113,817	6,615	5.81	46,107	1,484	3.22
Interest-bearing deposits and other	11,205	565	5.04	15,329	698	4.55
Total interest-earning assets.	225,326	12,024	5.34	140,829	5,054	3.59
Non-interest earning assets	9,968			10,498
Allowance for loan losses	(474)			(229)
Total assets	$234,820			$151,098
Interest-bearing liabilities:
Demand	$25,242	276	1.09%	$24,645	101	0.41%
Savings and money market accounts	42,979	603	1.40	45,921	65	0.14
Certificates of deposit	94,613	4,172	4.41	37,625	589	1.57
Total deposits	162,834	5,051	3.10	108,191	755	0.70
Borrowings	32,221	1,677	5.20	443	25	5.64
Total interest-bearing liabilities	195,055	6,728	3.45	108,634	780	0.72
Noninterest-bearing liabilities	2,276			6,634
Total liabilities	197,331			115,268
Equity	37,489			35,830
Total liabilities and equity	$234,820			$151,098
Net interest income		$5,296			$4,274
Net interest rate spread (1)			1.89%			2.87%
Net interest-earning assets (2)	$30,271			$32,195
Net interest margin (3)			2.35%			3.03%
Average interest-earning assets to interest-bearing liabilities .	115.52%			129.64%
(1)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	Year Ended June 30, 2024 vs. 2023
	Increase (Decrease) Due to		Total
			Increase
	Volume	Rate	(Decrease)

	(In thousands)
Interest-earning assets:
Loans	$868	$1,104	$1,972
Investment securities	3,313	1,818	5,131
Other interest-earning assets	(221)	88	(133)
Total interest-earning assets	3,960	3,010	6,970

Interest-bearing liabilities:
Interest-bearing demand	3	172	175
Savings and money market accounts	(4)	542	538
Certificates of deposit	1,629	1,954	3,583
Total deposits	1,628	2,668	4,296
Borrowings	1,654	(2)	1,652
Total interest-bearing liabilities	3,282	2,666	5,948

Change in net interest income	$678	$344	$1,022

Comparison of Operating Results for the Years Ended June 30, 2024 and June 30, 2023

General. Net loss for the year ended June 30, 2024, was $2.0 million, an increase of $1.5 million, compared to net loss of $545,000 for the year ended June 30, 2023. The increase in net loss was primarily due to a $2.3 million increase in noninterest expenses, which included certain one-time expenses as noted in the noninterest expense section below, as well as a $1.4 million increase in salaries and employee benefits.

Interest Income. Interest income increased $7.0 million, or 137.9%, to $12.0 million for the year ended June 30, 2024, from $5.0 million for the year ended June 30, 2023. This increase was primarily attributable to a $5.1 million, or 345.7%, increase in interest on investment securities, a $2.0 million, or 68.7%, increase in interest on loans.

The average balance of loans during the year ended June 30, 2024, increased $20.9 million, or 26.3%, from the balance for the year ended June 30, 2023, and the average yield on loans increased by 1.21% to 3.83% for the year ended June 30, 2024 from 3.62% for the year ended June 30, 2023.

The average balance of investment securities increased $67.7 million, or 146.9%, to $113.8 million for the year ended June 30, 2024 from $46.1 million for the year ended June 30, 2023, while the average yield on investment securities increased by 2.59% to 5.81% for the year ended June 30, 2024 from 3.22% for the year ended June 30, 2023. The increase in average yield on securities resulted from the effects of management’s purchasing of higher yielding variable rate securities.

The average balance of other interest-bearing deposits, comprised primarily of certificates of deposit in other financial institutions, overnight deposits and stock in the Federal Home Loan Bank and Federal Reserve Bank, decreased $4.1 million, or -26.9%, for the year ended June 30, 2024, while the average yield increased 49 basis points, to 5.04% for the year ended June 30, 2024 from 4.55% for the year ended June 30, 2023, reflecting the elevated interest rate environment.

Interest Expense. Total interest expense increased $5.9 million, or 762.6%, to $6.7 million for the year ended June 30, 2024 from $780,000 for the year ended June 30, 2023. The increase was primarily due to an increase of 2.40% in the average cost of deposits to 3.10% for the year ended June 30, 2024, from 0.70% for the year ended June 30, 2023, reflecting how management has had to increase the offered rates to be competitive in the current rising interest rate environment, as well as management’s strategic decision to leverage wholesale funding and brokered deposits.

Net Interest Income. Net interest income increased $1.0 million, or 23.9%, to $5.3 million for the year ended June 30, 2024 compared to $4.3 million for the year ended June 30, 2023. The increase is a reflection of the above noted factors and management’s decision to utilize wholesale funding and brokered deposits to invest in high yielding assets in an attempt to negate cost of funds pressure on core deposits and our historical fixed rate residential loan portfolio and mortgage backed securities.

Provision for Credit Losses. Based on an analysis of the factors described in “Critical Accounting Policies—Allowance for Credit Losses,” management concluded that a provision for credit losses of $578,000 was required for the year ended June 30, 2024, which included a provision of $463,000 for loan and a provision of $156,000 for unfunded loan commitments. The allowance for credit losses was $773,000 and $263,000 at June 30, 2024 and 2023, respectively, and represented 0.60% of total loans at June 30, 2024, and 0.29% of total loans at June 30, 2023. See Notes 1 and 2 within Item 8 for further discussion on the adoption of of ASC 326 during the year.

Total nonperforming loans were $554,000 at June 30, 2024, compared to $304,000 at June 30, 2023. Classified loans totaled $64,000 at June 30, 2024, compared to $67,000 at June 30, 2023, and total loans past due greater than 30 days were $761,000 and $733,000 at those respective dates. As a percentage of nonperforming loans, the allowance for loan losses was 139.5% at June 30, 2024 compared to 86.5% at June 30, 2023.

The allowance for credit losses reflects the estimate management believes to be appropriate to cover current expected credit losses which were inherent in the loan portfolio. While management believes the estimates and assumptions used in the determination of the adequacy of the allowance are reasonable, such estimates and assumptions could be proven incorrect in the future, and the actual amount of future provisions may exceed the amount of past provisions, and the increase in future provisions that may be required may adversely impact the Company’s financial condition and results of operations. In addition, bank regulatory agencies periodically review the allowance for loan losses and may require an increase in the provision for possible loan losses or the recognition of loan charge-offs, based on judgments different than those of management.

Non-Interest Income. Non-interest income totaled $230,000 for the year ended June 30, 2024, an increase of $22,000, or 10.6%, from $208,000 for the year ended June 30, 2023. The increase was primarily due to normal fluctuations in the volume of fees on loans and deposits.

Noninterest Expense. Noninterest expense increased $2.3 million, or 44.6%, to $7.5 million for the year ended June 30, 2024, compared to $5.2 million for the year ended June 30, 2023. The increase is driven from increases in salaries and employee benefits as we continue to add key positions vital to the expansion and growth of the Bank, data processing fees as we continue to add new products and modules for the benefit of customers, FDIC insurance premiums associated with our overall deposit growth, advertising and marketing expenses related to the rebranding of the Bank, as noted elsewhere in this form, and certain one-time expenses as noted below.

One-time Expenses Related to Conversion

At the time of the conversion on July 13, 2022, the Bank estimated that it would incur a one-time expense in the third quarter 2022 related to the termination of the defined benefit plan of approximately $3.1 million. Given the increase in interest rates since the time of the initial estimation, the actual cost of termination of the defined benefit plan is expected to be approximately $1.35 million, with over $1 million of those expenses occurring in fiscal year 2023.

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

The following is management’s classification of these expenses for fiscal year 2023, fiscal year 2024, and combined fiscal year 2023 and fiscal year 2024:

	Year Ended June 30,		Total since
	2023	2024	Conversion
Category
Termination of defined benefit plan	$1,052,000	$261,000	$1,313,000
Contract termination and related personnel costs	256,000	206,000	462,000
IT and software maintenance and related consulting fees	102,000	154,000	256,000
Branding related costs	5,000	385,000	390,000
Other costs	—	105,000	105,000
Total one-time expenses	$1,415,000	$1,111,000	$2,526,000

Federal Income Taxes. Federal income taxes benefit increased by $367,000, or 201.0%, to a $550,000 benefit for the year ended June 30, 2024, compared to tax benefit of $183,000 for the year ended June 30, 2023, which was driven by the increase in pretax net loss of $1.8 million, or 252.9%

Management of Market Risk

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

We have not engaged in hedging activities, such as engaging in futures or options but are evaluating the use of these products in the future.

Economic Value of Equity. We also compute amounts by which the net present value of our assets and liabilities (economic value of equity or “EVE”) would change in the event of a range of assumed changes in market interest rates. This model uses a discounted cash flow analysis and an option-based pricing approach to measure the interest rate sensitivity of net portfolio value. The model estimates the economic value of each type of asset, liability and off-balance sheet contract under the assumptions that the United States Treasury yield curve increases instantaneously by 100, 200, 300 and 400 basis point increments or decreases instantaneously by 100, 200, 300 and 400basis point increments, with changes in interest rates representing immediate and permanent, parallel shifts in the yield curve.

The following table sets forth, at June 30, 2024, the calculation of the estimated changes in our EVE that would result from the designated immediate changes in the United States Treasury yield curve.

At June 30, 2024
		Estimated Increase (Decrease) in		EVE as a Percentage of Present
		EVE		Value of Assets (3)
Change in Interest					Increase
Rates (basis points)	Estimated				(Decrease)
(1)	EVE (2)	Amount	Percent	EVE Ratio (4)	(basis points)
(Dollars in thousands)
400	$21,316	$(9,444)	(30.70)%	7.70%	(252)
300	23,080	(7,680)	(24.97)%	8.18%	(204)
200	25,130	(5,630)	(18.30)%	8.73%	(149)
100	27,680	(3,080)	(10.01)%	9.40%	(82)
—	30,760	—	—%	10.22%	—
(100)	34,545	3,785	12.30%	11.20%	98
(200)	38,366	7,606	24.73%	12.15%	193
(300)	42,298	11,538	37.51%	13.07%	285
(400)	45,590	14,830	48.21%	13.78%	356
(1)	Assumes an immediate uniform change in interest rates at all maturities.
(2)	EVE is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	EVE Ratio represents EVE divided by the present value of assets.

The table above indicates that at June 30, 2024, we would have experienced a 18.30% decrease in EVE in the event of an instantaneous parallel 200 basis point increase in market interest rates and a 24.73% increase in EVE in the event of an instantaneous 200 basis point decrease in market interest rates.

Change in Net Interest Income. The following table sets forth, at June 30, 2024, the calculation of the estimated changes in our net interest income (“NII”) that would result from the designated immediate changes in the United States Treasury yield curve.

At June 30, 2024
Change in Interest Rates
(basis points) (1)	NII Year 1 Forecast	Year 1 Change from Level
(Dollars in thousands)
+400	$6,394	2.57%
+300	6,335	1.62%
+200	6,304	1.12%
+100	6,284	0.80%
Level	6,234	—
(100)	6,222	(0.19)%
(200)	6,287	0.85%
(300)	6,363	2.07%
(400)	6,406	2.76%
(1)	Assumes an immediate uniform change in interest rates at all maturities.

The table above indicates that at June 30, 2024, we would have experienced an 1.12% increase in NII in the event of an instantaneous parallel 200 basis point increase in market interest rates and a 0.85% increase in NII in the event of an instantaneous 200 basis point decrease in market interest rates.

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

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, and proceeds from maturities of securities. We also have the ability to borrow from the Federal Home Loan Bank of Cincinnati and Federal Reserve Bank of Cleveland under the Bank Term Funding Program. At June 30, 2024, we had outstanding borrowings of $38.5 million from the Federal Home Loan Bank of Cincinnati and $23.5 million from the Federal Reserve Bank of Cleveland. At June 30, 2024, we had the capacity to borrow an additional $3.9 million from the Federal Home Loan Bank of Cincinnati. On July 1, 2024, $24.0 million of borrowings from FHLB were repaid.

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

At June 30, 2024, the Bank’s Tier 1 leverage capital was $32.9 million, or 12.1% of adjusted assets. Accordingly, it was categorized as well-capitalized at June 30, 2024 under the “community bank leverage ratio” framework. Management is not aware of any conditions or events since the most recent notification that would change our category. For further information, see note 9 to the notes to financial statements.

Off-Balance Sheet Arrangements. At June 30, 2024, we had $33.1 million of outstanding commitments to originate loans. Certificates of deposit that are scheduled to mature in less than one year from June 30, 2024 totaled $46.1 million at June 30, 2024. Management expects that a substantial portion of the maturing certificates of deposit will be renewed. However, if a substantial portion of these deposits is not retained, we may utilize Federal Home Loan Bank of Cincinnati advances, pledge eligible securities to the FRB under the discount window, or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

Recent Accounting Pronouncements

For a discussion of the impact of recent accounting pronouncements, see Note 2 of the notes to financial statements appearing elsewhere in this annual report.

Impact of Inflation and Changing Prices

The financial statements and related data presented in this report have been prepared according to GAAP which require the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation. The primary impact of inflation on our operations is reflected in increased operating costs. Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates, generally, have a more significant impact on a financial institution’s performance than does inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

ITEM 7A.Quantitative and Qualitative Disclosures About Market Risk

The information regarding this Item is contained in Item 7 under the heading “Management of Market Risk.”

ITEM 8.Financial Statements and Supplementary Data

VWF Bancorp, Inc.

June 30, 2024 and 2023

Report of Independent Registered Public Accounting Firm0F

To the Shareholders, Board of Directors, and Audit Committee

VWF Bancorp, Inc.

Van Wert, Ohio

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of VWF Bancorp, Inc. (the “Company”) as of June 30, 2024 and 2023, the related consolidated statements of operations, comprehensive loss, shareholders’ equity, and cash flows for each of the years then ended and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2024 and 2023, and the results of its cash flows for each of the years ended June 30, 2024 and 2023, in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle

As discussed in Note 1, Note 2, and Note 4 to the consolidated financial statements, in fiscal year 2024, the Company changed its method of accounting for credit losses on financial instruments due to the adoption of Accounting Standards Codification Topic 326: Financial Instruments – Credit Losses.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company’s auditor since 2022.

/s/ Forvis Mazars, LLP

PCAOB ID 686

Fort Wayne, Indiana

September 27, 2024

VWF Bancorp, Inc.

Consolidated Balance Sheets

June 30, 2024 and 2023

	June 30,
	2024	2023
Assets
Cash and due from banks	$31,630,525	$5,515,728
Available-for-sale debt securities	139,344,952	70,585,194
Loans, net of allowance for credit losses of $772,969 at June 30, 2024 and $263,422 June 30, 2023, respectively	126,391,092	81,208,395
Premises and equipment	2,261,260	1,409,347
Stock in correspondent banks	2,195,900	396,800
Bank owned life insurance	5,351,048	5,223,496
Accrued interest receivable	961,856	498,807
Right-of-use asset - operating lease	1,406,905	—
Other assets	1,710,583	1,131,536
Total assets	$311,254,121	$165,969,303

Liabilities and Shareholders' Equity

Liabilities
Deposits
Demand	$26,493,048	$26,551,336
Savings and money market	47,466,674	42,019,749
Time	135,350,608	51,420,496
Total deposits	209,310,330	119,991,581

Borrowings	62,000,000	6,200,000
Advances from borrowers	137,722	628,795
Operating lease liability	1,442,620	—
Accrued interest payable and other liabilities	1,815,617	650,927
Total liabilities	274,706,289	127,471,303

Commitments and Contingencies

Shareholders' Equity
Preferred stock, $0.01 par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 14,000,000 shares authorized, 1,914,965 and 1,922,924 issued and outstanding at June 30, 2024 and June 30, 2023, respectively	19,229	19,229
Additional paid-in capital	18,006,472	17,875,071
Treasury stock, 36,800 shares at June 30, 2024 and 0 shares at June 30, 2023	(598,000)	—
Unearned ESOP	(1,346,047)	(1,461,422)
Retained earnings	22,843,782	24,916,481
Accumulated other comprehensive loss	(2,377,604)	(2,851,359)
Total shareholders' equity	36,547,832	38,498,000
Total liabilities and shareholders' equity	$311,254,121	$165,969,303

See Notes to Consolidated Financial Statements

VWF Bancorp, Inc.

Consolidated Statements of Operations

Years Ended June 30, 2024 and 2023

	Year Ended
	June 30,
	2024	2023

Interest Income
Loans	$4,844,465	$2,871,985
Investment securities	6,614,900	1,484,124
Interest-bearing deposits and other	565,032	698,147
Total interest income	12,024,397	5,054,256
Interest Expense
Deposits	5,051,364	755,095
Borrowings	1,676,863	25,180
Total interest expense	6,728,227	780,275
Net Interest Income	5,296,170	4,273,981

Provision for Credit Losses - Loans	462,752	40,538
Provision for Credit Losses - Off Balance Sheet Credit Exposure	155,850	—
Credit Loss Expense	618,602	40,538

Net Interest Income After Provision for Credit Losses	4,677,568	4,233,443
Noninterest Income
Bank owned life insurance	127,552	111,413
Gain on disposal of assets	2,866	—
Other income	99,760	96,785
Total noninterest income	230,178	208,198
Noninterest Expense
Salaries and employee benefits	3,497,585	2,137,516
Pension plan withdrawal	262,927	1,051,820
Directors fees	259,728	158,550
Occupancy and equipment	474,642	284,211
Data processing fees	558,158	259,984
Franchise taxes	219,155	160,040
FDIC insurance premiums	141,971	48,809
Professional services	658,175	519,617
Advertising and marketing	455,117	35,464
Loss on sale of investment securities	1,951	—
Foreclosed assets, net	436	—
Other	947,474	513,727
Total noninterest expense	7,477,319	5,169,738
Loss before income taxes	(2,569,573)	(728,097)
Provision for income taxes (benefits)	(550,040)	(182,713)
Net Loss	$(2,019,533)	$(545,384)

Basic Loss Per Share	$(1.14)	$(0.31)
Diluted Loss Per Share	$(1.14)	$(0.31)

See Notes to Consolidated Financial Statements

VWF Bancorp, Inc.

Consolidated Statements of Comprehensive Loss

Years Ended June 30, 2024 and 2023

	Year Ended
	June 30,
	2024	2023

Net loss	$(2,019,533)	$(545,384)
Other comprehensive income (loss):
Net unrealized gains (losses) on available-for-sale securities	682,023	(1,040,054)
Change in funded status of defined benefit plan	—	82,233
Reclassification adjustment for amortization of defined benefit pension actuarial gain	(82,333)	—
Tax (expense) benefit	(125,935)	201,221
Other comprehensive income (loss)	473,755	(756,600)
Comprehensive loss	$(1,545,778)	$(1,301,984)

See Notes to Consolidated Financial Statements

VWF Bancorp, Inc.

Consolidated Statements of Shareholders’ Equity

Years Ended June 30, 2024 and 2023

						Accumulated
			Unearned			Other
	Common	Additional	ESOP	Retained	Treasury	Comprehensive	Shareholders'
	Stock	Paid-in Capital	Shares	Earnings	Stock, at Cost	Loss	Equity

Balance at July 1, 2022	$—	$—	$—	$25,461,865	$—	$(2,094,759)	$23,367,106
Proceeds from issuance of shares	19,229	17,845,597	(1,538,339)	—	—	—	16,326,487
ESOP shares committed to be released	—	29,474	76,917	—	—	—	106,391
Net loss	—	—	—	(545,384)	—	—	(545,384)
Other comprehensive loss	—	—	—	—	—	(756,600)	(756,600)
Balance at June 30, 2023	$19,229	$17,875,071	$(1,461,422)	$24,916,481	$—	$(2,851,359)	$38,498,000

Balance at July 1, 2023	$19,229	$17,875,071	$(1,461,422)	$24,916,481	$—	$(2,851,359)	$38,498,000
Cumulative-effect adjustment for adoption of ASU 2016-13	—	—	—	(53,166)	—	—	(53,166)
Balance at July 1, 2023, as adjusted for change in accounting principle	$19,229	$17,875,071	$(1,461,422)	$24,863,315	$—	$(2,851,359)	$38,444,834
ESOP shares committed to be released	—	58,251	115,375	—	—	—	173,626
Net loss	—	—	—	(2,019,533)	—	—	(2,019,533)
Other comprehensive income	—	—	—	—	—	473,755	473,755
Purchase of treasury stock	—	—	—	—	(598,000)	—	(598,000)
Stock compensation expense	—	73,150	—	—	—	—	73,150
Balance at June 30, 2024	$19,229	$18,006,472	$(1,346,047)	$22,843,782	$(598,000)	$(2,377,604)	$36,547,832

See Notes to Consolidated Financial Statements

VWF Bancorp, Inc.

Consolidated Statements of Cash Flows

Years Ended June 30, 2024 and 2023

	Year Ended
	June 30,
	2024	2023
Operating Activities
Net loss	$(2,019,533)	$(545,384)
Items not requiring (providing) cash:
Depreciation and amortization	175,348	66,412
Amortization (accretion) of premiums and discounts, net	(362,596)	51,449
Deferred income taxes	(554,628)	(175,944)
Provision for credit losses	618,602	40,538
Loss on sale of investment securities	1,951	—
Net losses on sale of foreclosed assets	436	—
Interest capitalization on available-for-sale securities	(252,187)	—
Gain on disposal of assets	(2,866)	—
Increase in cash surrender value of bank-owned life insurance	(127,552)	(111,413)
Stock and ESOP compensation expense	246,776	165,046
Changes in:
Accrued interest receivable	(463,049)	(279,612)
Operating lease liability	(9,786)	—
Other assets and liabilities	769,782	1,106,162
Net cash (used in) provided by operating activities	(1,979,302)	317,254
Investing Activities
Net change in interest-bearing time deposits	—	1,470,000
Purchases of available-for-sale securities	(114,767,266)	(51,735,943)
Proceeds from sales of available-for-sale securities	2,989,041	—
Proceeds from calls, maturities and paydowns of available-for-sale securities	44,313,322	4,553,656
Proceeds from sales of foreclosed assets	97,303	—
Purchase of other assets owned	(26,796)	—
Net change in loans	(45,763,187)	(3,538,745)
Purchase of premises and equipment	(990,360)	(104,125)
Proceeds from sales of premises and equipment	11,466	—
Purchase of correspondent bank stock	(3,401,100)	—
Proceeds from redemption of correspondent bank stock	1,602,000	616,100
Net cash used in investing activities	(115,935,577)	(48,739,057)
Financing Activities
Net increase in deposit accounts	89,318,749	10,001,372
Proceeds from borrowings	136,500,000	6,200,000
Repayment of borrowings	(80,700,000)	—
Purchase of treasury stock	(598,000)	—
Net change in advances by borrowers	(491,073)	13,060
Proceeds from issuance of common stock	—	1,011,257
Net cash provided by financing activities	144,029,676	17,225,689

Increase (Decrease) in Cash and Cash Equivalents	26,114,797	(31,196,114)
Cash and Cash Equivalents, Beginning of Period	5,515,728	36,711,842
Cash and Cash Equivalents, End of Period	$31,630,525	$5,515,728

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Interest on deposits and borrowings	$6,005,063	$288,506

Supplemental Disclosure of Noncash Financing Activities
Transfers from stock subscriptions to common stock and additional paid-in capital	$—	$15,315,230
ROU asset obtained in exchange for new operating lease liability	1,452,406	—
Loans transferred to OREO	70,943	—

See Notes to Consolidated Financial Statements

Note 1:Nature of Operations and Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements as of and for the years ended June 30, 2024 and 2023 include the accounts of VWF Bancorp, Inc. (“VFW Bancorp” or the “Company”) and its wholly-owned subsidiary, Van Wert Federal Savings Bank (“Van Wert Federal” or the “Bank”). All intercompany transactions and balances have been eliminated in consolidation.

Nature of Operations

VWF Bancorp, Inc., a Maryland corporation and registered savings and loan holding company, was incorporated on February 25, 2022, to serve as the savings and loan holding company for the Bank in connection with the Bank’s conversion from the mutual to the stock form of organization (the “Conversion”). The Conversion was completed on July 13, 2022. The Company’s shares began trading on the OTCQB under symbol VWFB on July 14, 2022. VWFB shares began trading on OTCQX on June 30, 2023. In connection with the Conversion, the Company acquired 100% ownership of the Bank and the Company offered and sold 1,922,924 shares of its common stock at $10.00 per share, for gross offering proceeds of $19,229,000. The cost of the conversion and issuance of common stock was approximately $1,364,000, which was deducted from the gross offering proceeds. The Bank’s employee stock ownership plan purchased 153,834 shares of the common stock sold by the Company, which was 8% of the 1,922,924 shares of common stock issued by the Company. The ESOP purchased the shares using a loan from the Company. The Company contributed $8,932,000 of the net proceeds from the offering to the Bank, loaned $1,538,000 of the net proceeds to the ESOP and retained approximately $7,394,000 of the net proceeds.

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

The Bank, which is the sole subsidiary of the Company, provides a variety of banking services to individuals and businesses within its principal market areas of Van Wert County, Ohio and Allen County, Indiana, as well as the surrounding areas. The Bank is a federal savings association subject to examination and regulation by the Office of the Comptroller of the Currency (“OCC”), and is also subject to examination by the FDIC as deposit insurer. Effective June 23, 2023, the Bank elected to be a “covered savings association” (“CSA”). A CSA has the same rights and privileges as a national bank that has its main offices situation in the same location as the home office of the CSA and is subject to the same duties, restrictions, penalties, liabilities, conditions, and limitations that would apply to such a national bank. The Bank is engaged primarily in the business of making residential mortgage loans, commercial loans and accepting deposits. Its operations are conducted through its offices located in Van Wert, Ohio and Fort Wayne, Indiana. The Bank faces competition from other financial institutions and is subject to the regulation of certain federal and state agencies and undergoes periodic examinations by those regulatory authorities.

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

Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for credit losses, valuation of deferred tax assets and fair values of financial instruments.

Cash and Cash Equivalents

Cash and cash equivalents include cash, interest-bearing deposits in other institutions, certificates of deposit purchased with original maturities of three months or less and highly liquid debt instruments with original maturities when purchased for three months or less. At June 30, 2024, the Company’s cash accounts at nonfederal government or nongovernmental agencies exceeded FDIC insurance limits by approximately $4,703,000.

Debt Securities

Debt securities held by the Bank generally are classified and recorded in the consolidated financial statements as follows:

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

Amortized cost excludes accrued interest receivable, which is included in Accrued Interest Receivable on the consolidated balance sheets. At June 30, 2024 and 2023, accrued interest receivable on available for sale securities was $467,000 and $300,000, respectively, and is excluded from the estimate of credit losses.

Prior to adoption of ASC 326 on July 1, 2023:

Prior to July 1, 2023, when the fair value of securities is below amortized cost, the Bank’s accounting treatment for an other-than-temporary impairment (OTTI) was as follows:

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

The Company recognized no other-than-temporary impairments on debt securities during the year ended June 30, 2023.

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

Accrued interest receivable on the Company’s loans, which is included in Accrued Interest Receivable on the consolidated balance sheets at June 30, 2024 and 2023 was $457,000 and $200,000, respectively, and is excluded from the estimate of credit losses.

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

The Company combines lease and nonlease components, such as common area and other maintenance costs, in calculating the ROU assets and lease liabilities for its office building leases in Fort Wayne, Indiana.

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

Stock in Correspondent Banks

Federal Home Loan Bank (FHLB) Stock

The Bank is a member of the FHLB system. Members are required to own a certain amount of stock based on the level of borrowings and other factors and may invest in additional amounts. FHLB stock is carried at cost, classified as a restricted security, and periodically evaluated for impairment based on ultimate recovery of par value. For the years ended June 30, 2024 and 2023, no impairment has been recognized.

Federal Reserve Bank (FRB) Stock

The Bank is a member of its regional Federal Reserve Bank. FRB stock is carried at cost, classified as a restricted security, and periodically evaluated for impairment based on the ultimate recovery of par value. For the year ended June 30, 2024, no impairment has been recognized. The Bank did not own any FRB stock during the year ended June 30, 2023.

Bank Owned Life Insurance

The Company has purchased life insurance on certain employees. Bank owned life insurance is recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other charges or other amounts due that are probable at settlement.

Foreclosed Assets Held for Sale

Foreclosed assets include real property and other assets that have been acquired as a result of foreclosure. At the time of foreclosure, foreclosed assets are recorded at fair value less costs to sell when acquired, establishing a new cost basis. These assets are subsequently accounted for at the lower of cost or fair value less estimated costs to sell. If fair value declines subsequent to foreclosure, a valuation allowance is recorded through expense. Operating costs after acquisition are expensed. At June 30, 2024 and 2023, there were no foreclosed assets recorded as a result of obtaining physical possession of the property. At June 30, 2024 and 2023, there were no loans for which formal foreclosure procedures were in process.

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

With a few exceptions, the Company is no longer subject to examination by tax authorities for calendar years before 2021. As of June 30, 2024, the Company had no material uncertain income tax positions.

Employee Stock Ownership Plan (ESOP)

The cost of shares issued to the Employee Stock Ownership Plan (“ESOP”), but not yet allocated to participants, is shown as a reduction of shareholders’ equity. Compensation expense is based on the average fair value of shares as they are committed to be released to participant accounts.

Stock-Based Compensation

Compensation cost is recognized for stock options and restricted stock awards issued to employees and directors based on the fair value of these awards at the date of grant. A Black-Scholes model is utilized to estimate the fair value of stock options, while the market price of the Company’s common stock at the date of grant is used for restricted stock awards. Compensation cost is recognized over the required service period, generally defined as the vesting period. For awards with graded vesting, compensation cost is recognized on a straight-line basis over the requisite service period for the entire award. The Company’s accounting policy is to recognize forfeitures as they occur.

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

Comprehensive Income (Loss)

Accounting principles generally require that recognized revenue, expense, gains, and losses be included in net income. Certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities and changes in the funded status of the defined benefit pension plan, are reported as a separate component of the equity section of the consolidated balance sheets. Such items, along with net income (loss), are components of comprehensive income (loss).

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

The Company adopted ASU No. 2016-13 on July 1, 2023, using the modified retrospective method for all financial assets measured at amortized cost and off-balance sheet credit exposures. Results for the year ended June 30, 2024, are presented under Accounting Standards Codification (“ASC”) 326 while prior period amounts continue to be reported in accordance with previously applicable accounting standards generally accepted in the United States (“US GAAP”). The transition adjustment for the adoption included an increase in the allowance for loan losses of $47,000, an increase in the allowance for unfunded loan commitments and letters of credit of $21,000, and a $53,000 decrease to retained earnings to reflect the cumulative effect of adopting the standard on the Company’s consolidated balance sheets. See Debt Securities, Loans, and Allowance for Credit Losses on Loans accounting policies in Note 1 and see Notes 3 and 4 for additional disclosures related to this new accounting pronouncement.

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

Accounting Standards Updates Issued, but Not Adopted

Income Taxes: In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments in this ASU add specific requirements for income tax disclosures to improve transparency and decision usefulness. The guidance in ASU 2023-09 requires that public business entities disclose specific categories in the income tax rate reconciliation and provide additional qualitative information for reconciling items that meet a quantitative threshold. In addition, the amendments in ASU 2023-09 require that all entities disclose the amount of income taxes paid disaggregated by federal, state, and foreign taxes and disaggregated by individual jurisdictions. The ASU also includes other disclosure amendments related to the disaggregation of income tax expense between federal, state and foreign taxes. For public business entities, the amendments in this update are effective for annual periods beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The amendments in this update should be applied on a prospective basis and retrospective application is permitted.

Segment Reporting: In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. These amendments require, among other things, that a public entity that has a single reportable segment provide all the disclosures required by the amendments in this ASU and all existing segment disclosures in Topic 208. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods withing fiscal years beginning after December 15, 2024. Early adoption is permitted. A public entity should apply the amendments retrospectively to all periods presented in the financial statements.

Note 3:Debt Securities

Debt securities held by the Company generally are classified and recorded in the consolidated financial statements as available for sale, with unrealized gains and losses excluded from earnings and reported in other comprehensive income (loss).

The amortized cost and fair values, together with gross unrealized gains and losses of securities are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Approximate
	Cost	Gains	Losses	Fair Value
Available-for-sale Securities:
June 30, 2024
U.S. Government agencies	$6,000,000	$—	$285,910	$5,714,090
Mortgage-backed Government
Sponsored Enterprises (GSEs)	29,387,507	49,792	1,676,887	27,760,412
Collateralized mortgage obligations (CMOs)	99,668,482	293,565	459,194	99,502,853
Subordinated debt	2,750,000	—	212,045	2,537,955
State and political subdivisions	4,548,588	—	718,946	3,829,642
	$142,354,577	$343,357	$3,352,982	$139,344,952

		Gross	Gross
	Amortized	Unrealized	Unrealized	Approximate
	Cost	Gains	Losses	Fair Value
Available-for-sale Securities:
June 30, 2023
U.S. Government agencies	$7,000,000	$1,410	$471,900	$6,529,510
Mortgage-backed Government
Sponsored Enterprises (GSEs)	31,081,408	961	2,153,110	28,929,259
Collateralized mortgage obligations (CMOs)	30,633,725	12,253	261,388	30,384,590
Subordinated debt	1,000,000	—	139,530	860,470
State and political subdivisions	4,561,709	—	680,344	3,881,365
	$74,276,842	$14,624	$3,706,272	$70,585,194

The amortized cost and fair value of available-for-sale securities at June 30, 2024, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties:

	June 30, 2024
	Available-for-sale
	Amortized	Fair
	Cost	Value
Within one year	$1,000,000	$996,160
One to five years	5,937,973	5,557,166
Five to ten years	4,995,032	4,443,293
After ten years	1,365,583	1,085,068
	13,298,588	12,081,687
Mortgage-backed GSE's and CMO's	129,055,989	127,263,265
Totals	$142,354,577	$139,344,952

The carrying value of securities pledged as collateral, to secure public deposits and for other purposes, was $54,822,000 and $7,201,000 at June 30, 2024 and 2023, respectively.

Proceeds from sales of securities totaled $2,989,000 during the fiscal year ended June 30, 2024. Such sales resulted in realized losses of $2,000. There were no sales of securities during the fiscal year ended June 30, 2023.

Certain investments in debt securities are reported in the financial statements at an amount less than their historical cost. Total fair value of these investments at June 30, 2024 and 2023, was $85,595,000 and $61,879,000, which is approximately 61 percent and 88 percent, respectively, of the fair value of the Company’s total investment portfolio. Management believes that all unrealized losses at June 30, 2024 and June 30, 2023 resulted from temporary changes in interest rates and current market conditions and not a result of credit deterioration.

Information related to unrealized losses in the investment portfolio as of June 30, 2024 and June 30, 2023 is summarized as follows:

	June 30, 2024
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
U.S. Government agencies	$—	$—	$5,714,090	$285,910	$5,714,090	$285,910
Mortgage-backed Government
Sponsored Enterprises (GSEs)	2,910,227	3,516	13,077,539	1,673,371	15,987,766	1,676,887
Collateralized mortgage obligations	55,863,004	418,582	1,662,871	40,612	57,525,875	459,194
Subordinated debt	1,688,750	61,250	849,205	150,795	2,537,955	212,045
State and political subdivisions	—	—	3,829,642	718,946	3,829,642	718,946
Total available-for-sale securities	$60,461,981	$483,348	$25,133,347	$2,869,634	$85,595,328	$3,352,982

	June 30, 2023
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
U.S. Government agencies	$—	$—	$5,528,100	$471,900	$5,528,100	$471,900
Mortgage-backed Government
Sponsored Enterprises (GSEs)	17,561,545	278,848	11,312,858	1,874,262	28,874,403	2,153,110
Collateralized mortgage obligations	22,734,587	261,388	—	—	22,734,587	261,388
Subordinated debt	860,470	139,530	—	—	860,470	139,530
State and political subdivisions	448,750	8,324	3,432,615	672,020	3,881,365	680,344
Total available-for-sale securities	$41,605,352	$688,090	$20,273,573	$3,018,182	$61,878,925	$3,706,272

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

Note 4:Loans and Allowance for Credit Losses

Categories of loans at June 30, 2024 and June 30, 2023 include:

	June 30,
	2024	2023
Real estate loans:
Commercial	$19,724,941	$6,009,615
Residential	69,826,726	65,857,446
Multifamily	659,257	688,393
Agricultural	4,213,660	4,044,648
Construction and land	17,644,710	8,567,060
Home equity line of credit (HELOC)	1,622,877	355,296
Commercial and industrial	14,879,004	3,398,557
Consumer	955,415	801,476
Total loans	129,526,590	89,722,491
Less:
Undisbursed loans in process	2,222,582	8,202,918
Net deferred loan fees	139,947	47,756
Allowance for credit losses	772,969	263,422
Net loans	$126,391,092	$81,208,395

The following tables present the activity in the allowance for credit losses based on portfolio segment for the years ended June 30, 2024 and 2023.

	Balance	Adoption of	Provision (credit)					Balance
	June 30, 2023	ASC 326	for loan losses	Charge-offs		Recoveries		June 30, 2024
Real estate loans:
Commercial	$27,379	$(2,203)	$181,783	$		$		$206,959
Residential	167,714	41,930	(35,031)		—		—	174,613
Multifamily	1,786	(9)	(502)		—		—	1,275
Agricultural	17,091	(1,196)	(3,734)		—		—	12,161
Construction and land	12,491	10,144	167,959		—		—	190,594
HELOC	34,779	(33,888)	2,160		—		—	3,051
Commercial and industrial	882	31,562	150,567		—		—	183,011
Consumer	1,300	455	(450)		—		—	1,305
Total	$263,422	$46,795	$462,752		$—		$—	$772,969

Unfunded loan commitments and letters of credit	$—	$20,503	$155,850		$—		$—	$176,353

The reserve for unfunded loan commitments as of June 30, 2024, is included in accrued interest payable and other liabilities on the accompanying consolidated balance sheet. There was no reserve for unfunded loan commitments as of June 30, 2023.

	Balance	Provision (credit)			Balance
	June 30, 2022	for loan losses	Charge-offs	Recoveries	June 30, 2023
Real estate loans:
Commercial	$20,643	$6,736	$—	$—	$27,379
Residential	177,830	(10,116)	—	—	167,714
Multifamily	1,926	(140)	—	—	1,786
Agricultural	13,868	3,223	—	—	17,091
Construction and land	5,477	7,014	—	—	12,491
HELOC	1,306	33,473	—	—	34,779
Commercial and industrial	709	173	—	—	882
Consumer	1,125	175	—	—	1,300
Total	$222,884	$40,538	$—	$—	$263,422

The following tables present the balance in the allowance for credit losses and the recorded investment in loans based on portfolio segment as of June 30, 2023:

	Allowance for credit losses		Loans
	Individually	Collectively	Individually	Collectively
June 30, 2023
Real estate loans:
Commercial	$—	$27,379	$—	$6,009,615
Residential	7	167,707	304,096	65,553,350
Multifamily	—	1,786	—	688,393
Agricultural	—	17,091	—	4,044,648
Construction and land	—	12,491	—	8,567,060
HELOC	—	34,779	—	355,296
Commercial and industrial	—	882	—	3,398,557
Consumer	—	1,300	—	801,476
Total	$7	$263,415	$304,096	$89,418,395

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

Internally prepared loan gradings for commercial loans are updated at least annually. Residential real estate and home equity lines of credit are generally evaluated based on whether or not the loan is performing according to the contractual terms of the loans as of the consolidated balance sheet date.

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

The following table reflects loan balances as of June 30, 2024 based on year of origination:

							Revolving Loans
							Amortized
	2024	2023	2022	2021	2020	Prior	Cost Basis	Total
June 30, 2024
Commercial
Pass (1-3)	$14,580,611	$1,093,719	$1,456,599	$336,694	$295,178	$1,962,140	$—	$19,724,941
Monitor (4)	—	—	—	—	—	—	—	—
Special Mention (5)	—	—	—	—	—	—	—	—

Substandard (6)	—	—	—	—	—	—	—	—
Doubtful (7)	—	—	—	—	—	—	—	—
Total commercial	$14,580,611	$1,093,719	$1,456,599	$336,694	$295,178	$1,962,140	$—	$19,724,941
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Multifamily
Pass (1-3)	$—	$—	$659,257	$—	$—	$—	$—	$659,257
Monitor (4)	—	—	—	—	—	—	—	—
Special Mention (5)	—	—	—	—	—	—	—	—
Substandard (6)	—	—	—	—	—	—	—	—
Doubtful (7)	—	—	—	—	—	—	—	—
Total multifamily	$—	$—	$659,257	$—	$—	$—	$—	$659,257
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Agricultural
Pass (1-3)	$627,343	$1,087,542	$827,774	$615,048	$278,000	$566,671	$—	$4,002,378
Monitor (4)	—	—	—	—	—	211,282	—	211,282
Special Mention (5)	—	—	—	—	—	—	—	—
Substandard (6)	—	—	—	—	—	—	—	—
Doubtful (7)	—	—	—	—	—	—	—	—
Total agricultural	$627,343	$1,087,542	$827,774	$615,048	$278,000	$777,953	$—	$4,213,660
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Construction and land
Pass (1-3)	$12,732,392	$4,855,874	$20,212	$—	$—	$—	$—	$17,608,478
Monitor (4)	—	—	—	—	—	—	—	—
Special Mention (5)	—	—	—	—	—	—	—	—
Substandard (6)	—	—	—	—	—	36,232	—	36,232
Doubtful (7)	—	—	—	—	—	—	—	—
Total construction and land	$12,732,392	$4,855,874	$20,212	$—	$—	$36,232	$—	$17,644,710
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Commercial and industrial
Pass (1-3)	$14,429,210	$161,367	$—	$288,427	$—	$—	$—	$14,879,004
Monitor (4)	—	—	—	—	—	—	—	—
Special Mention (5)	—	—	—	—	—	—	—	—
Substandard (6)	—	—	—	—	—	—	—	—
Doubtful (7)	—	—	—	—	—	—	—	—
Total commercial and industrial	$14,429,210	$161,367	$—	$288,427	$—	$—	$—	$14,879,004
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Consumer
Pass (1-3)	$493,671	$287,793	$132,845	$17,597	$11,714	$11,795	$—	$955,415
Monitor (4)	—	—	—	—	—	—	—	—
Special Mention (5)	—	—	—	—	—	—	—	—
Substandard (6)	—	—	—	—	—	—	—	—
Doubtful (7)	—	—	—	—	—	—	—	—
Total consumer	$493,671	$287,793	$132,845	$17,597	$11,714	$11,795	$—	$955,415
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Residential
Performing	$9,835,966	$5,704,514	$14,362,807	$16,673,325	$7,723,487	$14,614,432	$410,032	$69,324,563
Nonperforming	—	145,011	46,674	—	—	310,478	—	502,163
Total residential	$9,835,966	$5,849,525	$14,409,481	$16,673,325	$7,723,487	$14,924,910	$410,032	$69,826,726
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
HELOC
Performing	$1,231,286	$34,140	$145,393	$39,737	$51,479	$120,842	$—	$1,622,877
Nonperforming	—	—	—	—	—	—	—	—
Total HELOC	$1,231,286	$34,140	$145,393	$39,737	$51,479	$120,842	$—	$1,622,877
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

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

The following tables present the Company’s loan portfolio aging analysis of the recorded investment in loans as of June 30, 2024 and 2023:

	June 30, 2024
			Greater Than				Total Loans >
	30-59 Days	60-89 Days	90 Days	Total		Total Loans	90 Days &
	Past Due	Past Due	Past Due	Past Due	Current	Receivable	Accruing
Real estate loans:
Commercial	$—	$—	$—	$—	$19,724,941	$19,724,941	$—
Residential	559,332	87,754	71,729	718,815	69,107,911	69,826,726	—
Multifamily	—	—	—	—	659,257	659,257	—
Agricultural	—	—	—	—	4,213,660	4,213,660	—
Construction and land	36,232	—	—	36,232	17,608,478	17,644,710	—
HELOC	—	—	—	—	1,622,877	1,622,877	—
Commercial and industrial	—	—	—	—	14,879,004	14,879,004	—
Consumer	1,528	3,522	—	5,050	950,365	955,415	—
Total	$597,092	$91,276	$71,729	$760,097	$128,766,493	$129,526,590	$—

	June 30, 2023
			Greater Than				Total Loans >
	30-59 Days	60-89 Days	90 Days	Total		Total Loans	90 Days &
	Past Due	Past Due	Past Due	Past Due	Current	Receivable	Accruing
Real estate loans:
Commercial	$—	$—	$—	$—	$6,009,615	$6,009,615	$—
Residential	—	616,352	117,395	733,747	65,123,699	65,857,446	—
Multifamily	—	—	—	—	688,393	688,393	—
Agricultural	—	—	—	—	4,044,648	4,044,648	—
Construction and land	—	—	—	—	8,567,060	8,567,060	—
HELOC	—	—	—	—	355,296	355,296	—
Commercial and industrial	—	—	—	—	3,398,557	3,398,557	—
Consumer	—	—	—	—	801,476	801,476	—
Total	$—	$616,352	$117,395	$733,747	$88,988,744	$89,722,491	$—

The following table presents the amortized cost basis of collateral-dependent loans by class of loans and related allowance, if any, as of June 30, 2024:

	As of June 30, 2024
				Related
	Real Estate	Other	Total	Allowance
Real estate
Commercial	$—	$—	$—	$—
Residential	502,163	—	502,163	—
Multifamily	—	—	—	—
Agricultural	—	—	—	—
Construction and land	36,232	—	36,232	—
Home equity line of credit (HELOC)	—	—	—	—
Commercial and industrial	—	—	—	—
Consumer	—	15,672	15,672	—
Totals	$538,395	$15,672	$554,067	$—

Information about impaired loans as of and for the year ended June 30, 2023 is as follows:

	As of and for the year ended June 30, 2023
		Unpaid		Average Balance of	Interest
	Recorded	Principal	Specific	Impaired	Income
	Balance	Balance	Allowance	Loans	Recognized

Loans without a specific valuation allowance:
Real estate
Residential	$243,764	$243,764	$—	$248,057	$7,456

Loans with a specific valuation allowance:
Real estate
Residential	60,332	60,332	7	61,670	3,886
Totals	$304,096	$304,096	$7	$309,727	$11,342

Information regarding nonaccrual loans as of June 30, 2024 and 2023 is as follows:

						Amortized Cost
	Nonaccrual Loans	Nonaccrual Loans		Total Nonaccrual	Interest Income	Basis of Loans 90+
	With No Allowance	With an Allowance	Total Nonaccrual	Loans at Beginning	Recognized on	Days Past Due
	for Credit Losses	for Credit Losses	Loans	of Year	Nonaccrual Loans	Not on Nonaccrual
June 30, 2024
Real estate loans:
Commercial	$—	$—	$—	$—	$—	$—
Residential	502,163	—	502,163	304,096	—	—
Multifamily	—	—	—	—	—	—
Agricultural	—	—	—	—	—	—
Construction and land	36,232	—	36,232	—	—	—
Home equity line of credit (HELOC)	—	—	—	—	—	—
Commercial and industrial	—	—	—	—	—	—
Consumer	15,672	—	15,672	—	—	—
Total	$554,067	$—	$554,067	$304,096	$—	$—

During the year ended June 30, 2024, there were no significant modifications of loans to borrowers who were experiencing financial difficulty. The company did not provide any modifications under these circumstances to borrowers. There were no significant loans modified in a troubled debt restructuring during the year ended June 30, 2023 and there were no troubled debt restructurings modified in the 12 months ended June 30, 2023 that subsequently defaulted.

Note 5:Premises and Equipment

Major classifications of premises and equipment, stated at cost, at June 30, 2024 and 2023, are as follows:

	June 30,
	2024	2023
Land	$572,183	$572,183
Buildings and improvements	1,344,309	1,357,006
Furniture and equipment	996,000	1,099,722
Leasehold improvements	220,822	—
Software	72,614	—
IT equipment and improvements	98,758	65,741
Construction in progress	309,078	—
Total premises and equipment	3,613,764	3,094,652
Accumulated depreciation	(1,352,504)	(1,685,305)
Total premises and equipment, net	$2,261,260	$1,409,347

Note 6:Time Deposits

Time deposits in denominations of $250,000 or more were $10,361,000 and $5,716,000 at June 30, 2024 and 2023, respectively.

At June 30, 2024, the scheduled maturities of time deposits were as follows:

Maturing year ending June 30,
2025	$46,051,659
2026	41,636,458
2027	19,135,762
2028	11,246,711
2029	17,280,018
Thereafter	—
$135,350,608

Note 7:Borrowings

Borrowed funds at June 30, 2024 and 2023, are summarized as follows:

	June 30,
	2024		2023
	Rate	Amount	Rate	Amount
Advances from Federal Home Loan Bank of Cincinnati	5.46%	$38,500,000	5.19%	$6,200,000
Advances from Federal Reserve Bank of Cleveland	4.76%	23,500,000		—
Total borrowings		$62,000,000		$6,200,000

All borrowings from the Federal Reserve Bank (“FRB”) of Cleveland under the Bank Term Funding Program (“BTFP”) and Federal Home Loan Bank (“FHLB”) of Cincinnati mature in fiscal year 2025. Interest payments are due at maturity for the advances from the FRB and are due monthly for FHLB advances.

Based on collateral pledged, consisting of all shares of FHLB stock owned and a blanket pledge of approximately $65,848,000 and $63,155,000 of its qualifying mortgage loans as of June 30, 2024 and 2023, respectively, the Company was eligible to borrow up to an additional $3,945,000 as of June 30, 2024.

Note 8:Leases

The Company has two operating leases for office space for its Fort Wayne branch and executive offices. Both leases expire in 2034 and include two five-year renewal options. The Company did not include the renewal options in the lease term as it is not reasonably certain that those will be exercised. The Company also has a short term lease for temporary office space expiring in September 2024.

The lease cost and other required information for the year ended June 30, 2024 is as follows:

2024
Lease cost
Operating lease cost	$77,187
Short-term lease cost	39,655
Variable lease cost	-
Total lease cost	$116,842

2024
Other information
Cash paid for amounts included in the measurement of
lease liabilities
Operating cash flows from operating leases	$63,066
Right-of-use assets obtained in exchange for new
operating lease liabilities	1,452,406
Weighted-average remaining lease term	9.59 yrs
Weighted-average discount rate	5.1%

Future minimum lease payments and reconciliation to the consolidated balance sheet at June 30, 2024, are as follows:

Operating
Leases
2025	$159,960
2026	178,307
2027	182,743
2028	187,316
2029	192,010
Thereafter	942,680
Total future undiscounted lease payments	1,843,016
Less interest	(400,396)
Lease liabilities	$1,442,620

Note 9:Income Taxes

The provision for income taxes includes these components:

	2024	2023
Taxes currently payable	$4,588	$(6,769)
Deferred income taxes	(554,628)	(175,944)
Income tax expense (benefit)	$(550,040)	$(182,713)

A reconciliation of the federal income tax expense (benefit) at the statutory rate to the Company’s actual income tax expense (benefit) is shown below:

	2024	2023
Computed at statutory rate (21%)	$(539,610)	$(152,900)
Increase (decrease) resulting from:
Bank-owned life insurance	(26,786)	(23,397)
ESOP	8,516	17,982
Incentive stock options	950	—
Nontaxable interest income on municipal securities	(9,175)	(9,070)
Other	16,065	(15,328)
Actual income tax benefit	$(550,040)	$(182,713)

The composition of the Company’s net deferred tax asset at June 30, 2024 and 2023, is as follows:

	2024	2023
Deferred tax assets
Allowance for credit losses	$199,358	$55,319
Unrealized losses on available-for-sale securities	632,021	775,246
Operating lease liability	302,950	—
Net operating loss carryforward	372,397	86,723
Other	124,485	70,283
Deferred tax assets	1,631,211	987,571

Deferred tax liabilities
Depreciation	(33,622)	(27,640)
Right of use asset - operating lease	(295,450)	—
Federal Home Loan Bank stock dividends	—	(83,328)
Defined benefit pension plan	—	(17,290)
Deferred tax liabilities	(329,072)	(128,258)

Net deferred tax asset	$1,302,139	$859,313

Retained earnings at both June 30, 2024 and 2023, includes approximately $1.8 million for which no deferred federal income tax liability has been recognized. This amount represents an allocation of income to bad debt deductions for tax purposes only. Reduction of amounts so allocated for purposes other than tax bad debt losses or adjustments arising from carryback of net operating losses would create income for tax purposes only, which would be subject to the then-current corporate income tax rate. The deferred income tax liability on the preceding amount that would have been recorded if it was expected to reverse into taxable income in the foreseeable future was approximately $375,000 at June 30, 2024 and 2023.

The Company has approximately $1,773,000 of net operating loss carryforwards at June 30, 2024 that do not expire. Realization of deferred tax assets associated with the net operating loss carryforwards is dependent upon generating sufficient taxable income. The Company’s net operating losses were generated after 2021 and have no expiration. Management believes it is more-likely-than-not that these will be realized through a reduction in future taxes payable and as such, no valuation allowance is deemed necessary.

Note 10:Capital and Regulatory Matters

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

On November 13, 2019, the federal regulators finalized and adopted a regulatory capital rule establishing a new community bank leverage ratio (CBLR), which became effective on January 1, 2020. The intent of the CBLR is to provide a simple alternative measure of capital adequacy for electing qualifying depository institutions and depository institution holding companies, as directed under the Economic Growth, Regulatory Relief, and Consumer Protection Act. If a qualifying depository institution, or depository institution holding company, elects to use such measure, such institution or holding company will be considered well capitalized if its ratio of Tier 1 capital to average total consolidated assets (i.e., leverage ratio) exceeds 9 percent, subject to a limited two quarter grace period, during which the leverage ratio cannot go 100 basis points below the then applicable threshold, and will not be required to calculate and report risk-based capital ratios. In April 2020, under the Coronavirus Aid, Relief, and Economic Security Act (CARES Act), the 9 percent leverage ratio threshold was temporarily reduced to 8 percent in response to the COVID-19 pandemic. The threshold increased to 8.5 percent in 2021 and returned to 9 percent in 2022. The Company elected to begin using the CBLR for the first quarter of 2020. The Company’s CBLR was 12.11 percent and 20.57 percent as of June 30, 2024 and 2023, respectively. Management believes, as of June 30, 2024, that the Company met all capital adequacy requirements to which it is subject.

Share Repurchase Program

On February 20, 2024, the board of directors of the Company authorized a share repurchase program of up to $600,000 of the Company’s common stock. The share repurchase program does not require the Company to acquire any specific number of shares and may be modified, suspended, extended or terminated by the Company at any time without prior notice. During the year ended June 30, 2024, the Company repurchased 36,800 shares of its common stock at an average cost per share of $16.25. As of June 30, 2024, the Company had $2,000 remaining available to repurchase under the share repurchase program.

Note 11:Related Party Transactions

The Company’s loans outstanding to certain of its executive officers, directors and their related interests, as of June 30, 2024 and 2023, and activity within those years, was as follows:

	2024	2023
Balance at beginning of year	$3,766,000	$4,151,000
Loans disbursed	1,500,000	60,000
Repayments	(447,121)	(445,000)
Balance at end of year	$4,818,879	$3,766,000

At June 30, 2024 and 2023, respectively, $0 and $997,000, of the related party loan balance was committed and undispersed. In management’s opinion, such loans and other extensions of credit and deposits were made in the ordinary course of business and were made on substantially the same terms (including interest rates and collateral) as those prevailing at the time for comparable transactions with other persons. Further, in management’s opinion, these loans did not involve more than normal risk of collectability or present other unfavorable features.

Deposits from related parties held by the Company at June 30, 2024 and 2023, totaled approximately $3,408,000 and $2,405,000, respectively.

Note 12:Earnings (Loss) Per Share

Loss per common share for the years ended June 30, 2024 and 2023 is as follows:

	2024	2023
Basic
Net loss	$(2,019,533)	$(545,384)

Shares outstanding for basic (loss) earnings per share:
Weighted-average common shares outstanding	1,909,423	1,922,924
Less average unearned ESOP shares	(140,535)	(149,868)
Weighted-average shares - basic	1,768,888	1,773,056

Basic loss per share	$(1.14)	$(0.31)

Diluted
Effect of dilutive stock-based awards
Weighted-average shares outstanding - basic	1,768,888	1,773,056
Stock options	—	—
Restricted stock	—	—
Weighted average shares - assuming dilution	1,768,888	1,773,056

Diluted loss per share	$(1.14)	$(0.31)

Stock options and restricted stock awards for 10,000 and 28,841 shares of common stock, respectively, were not considered in computing diluted earnings per common share for the year ended June 30, 2024, because they were antidilutive. There were no stock options or restricted stock awards outstanding as of June 30, 2023.

Note 13:  Employee Benefits

Defined Benefit Pension Plan

The Company participated in a multi-employer defined benefit pension fund through Pentegra Retirement Services (Pentegra Plan) for periods through December 31, 2022. Effective January 1, 2023, the Company withdrew from the Plan. In connection with the withdrawal from the Pentegra Plan, the Company established the Van Wert Federal Savings Bank Defined Benefit Plan (“DB Plan”) as a qualified successor plan. The Company contributed $4,978,000 to the DB Plan and the DB Plan had benefit obligations of $5,008,000 at inception. As permitted under the DB Plan, the Company elected to terminate the DB Plan effective July 1, 2023. Pursuant to the DB Plan termination, all obligations due to the DB Plan participants were satisfied during the year ended June 30, 2024 and the DB Plan has since been terminated.

Information about the DB Plan’s funded status and pension cost as of and for the years ended June 30, 2024 and 2023 is as follows:

	2024	2023
Change in benefit obligation:
Beginning of the year	$4,894,847	$—
Benefit obligation upon transfer from Pentegra plan	—	5,007,614
Service cost	16,000	16,000
Interest cost	137,961	83,992
Actuarial (gain)/loss	336,005	(86,514)
Benefits paid	(332,557)	(97,520)
Plan termination settlements	(4,997,799)	—
Administrative expenses	(54,457)	(28,725)
End of the year	—	4,894,847

Change in plan assets:
Beginning of the year	4,929,288	—
Transfer from Pentegra plan	—	4,977,837
Actual return on assets	158,629	77,696
Employer contributions	296,896	—
Administrative expenses	(54,457)	(28,725)
Benefits paid	(332,557)	(97,520)
Plan termination settlements	(4,997,799)	—
End of the year	—	4,929,288

Funded status at end of the year	$—	$34,441

Amounts recognized in accumulated other comprehensive loss not yet recognized as components of net periodic benefit cost consist of the following:

	2024	2023
Net gain	$—	$82,333
Prior service cost	—	—
	$—	$82,333

Information for the pension plan with respect to benefit obligation and plan assets is as follows:

	2024	2023
Projected benefit obligation	$—	$4,894,847
Fair value of plan assets	$—	$4,929,288

	2024	2023
Components of net periodic benefit cost:
Service cost	$16,000	$16,000
Interest cost	137,961	83,992
Return on plan assets	(120,254)	(81,877)
Amortization of net gain	(82,333)	—
Net periodic pension cost	(48,626)	18,115
Recognition of underfunded pension
benefit obligation at transition	—	29,777
Settlement recognition of net loss	297,630	—
Expense recognized	$249,004	$47,892

Significant assumptions include the following:

Weighed-average assumptions used to determine benefit obligation:
Discount rate	N/A	5.80%

Weighted average assumptions used to determine benefit cost:
Discount rate	N/A	5.09%
Expected return on plan assets	N/A	5.00%

401(k) Plan

The Company sponsors a 401(k) profit sharing plan covering substantially all employees. Employees are eligible to participate once they have reached age 21 and have completed 90 days of service. The Company will make matching contributions up to 6 percent of an employee’s compensation once the employee has completed 12 months of service. The Company’s expense relative to the plan totaled approximately $39,000 and $68,000 for the years ended June 30, 2024 and 2023, respectively.

Salary Continuation Plan

On August 1, 2016, the Company entered into a salary continuation plan with the Company’s former President to provide additional retirement benefits for the life of the former President, with a guaranteed payout period of 15 years. The plan is intended to be an unfunded, non-qualified deferred compensation plan. The Company’s expense (benefit) relative to the plan totaled approximately $(7,100) and $(9,000) for the years ended June 30, 2024 and 2023, respectively. The Company’s liability related to the plan totaled approximately $137,000 and $155,000 as of June 30, 2024 and 2023, respectively.

Employee Stock Ownership Plan

In July 2022, the Company established an employee stock ownership plan (“ESOP”) for the benefit of all employees of the Company. Employees of the Company who have worked at least 1,000 hours in the first year of employment and who have attained the age of 18 are eligible to participate in the ESOP. The Company made a loan to the ESOP in the amount of $1.5 million, which the ESOP used to purchase 153,834 shares. It is anticipated that contributions will be made to the ESOP in amounts necessary to amortize the debt to the Company over a period of 20 years.

The Company recognizes compensation cost equal to the fair value of the ESOP shares during the periods in which they are committed to be released. To the extent that the fair value of the Company’s ESOP shares differs from the cost of such shares, the differential is credited to shareholder’s equity. The Company receives a tax deduction equal to the cost of the shares released. As the loan is internally leveraged, the loan receivable from the ESOP to the Company is not reported as an asset nor is the debt of the ESOP shown as a Company liability.

Compensation expense related to the ESOP totaled approximately $117,000 and $165,000 for the years ended June 30, 2024 and 2023, respectively.

Shares held by the ESOP as of June 30, 2024 and 2023 is as follows:

	2024	2023
Shares committed to be released to participants	3,846	7,692
Shares allocated to participants	15,383	—
Unearned shares	134,605	146,142
Total ESOP shares	153,834	153,834

Fair value of unearned shares	$2,051,380	$1,899,846

Stock-based Compensation

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

Stock Options

The Company estimates the fair value of each option granted using the Black-Scholes option pricing model. The following key management assumptions were used to value the options granted during the year ended June 30, 2024:

2024
Expected volatility	20.27%
Expected dividends	1.50%
Expected term (in years)	6.50
Risk-free rate	4.12%

The following table summarizes stock option activity for the periods indicated:

Weighted
		Weighted	Weighted	Average
		Average	Average	Remaining	Aggregate
		Exercise	Grant Date	Contractual	Intrinsic
	Shares	Price	Fair Value	Term	Value
Outstanding, June 30, 2023	—	$—	$—	—	$—
Granted	10,000	16.25	4.07	9.67	—
Exercised	—	—	—	—	—
Forfeited or expired	—	—	—	—	—
Nonvested shares, June 30, 2024	10,000	$16.25	$4.07	9.67	$—

Exercisable, June 30, 2024	—	$—	$—	—	$—

Restricted Stock Awards

The following table summarizes restricted stock award activity for the periods indicated:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Nonvested shares, June 30, 2023	—	$—
Awarded	28,841	16.39
Vested	—	—
Forfeited	—	—
Nonvested shares, June 30, 2024	28,841	$16.39

As of June 30, 2024, there was approximately $440,000 of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the 2023 Plan. That cost is expected to be recognized over a weighted-average period of 2.6 years. During the year ended June 30, 2024, the Company has recorded approximately $73,000 in award-based compensation expense, which is included in salaries and employee benefits and director fees.

Note 14:Disclosures about Fair Value of Assets and Liabilities

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

Recurring Measurements

The following table presents the fair value measurements of assets recognized in the accompanying balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2024 and 2023:

		Fair Value Measurements Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
	Fair	Identical Assets	Observable Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
June 30, 2024
U.S. Government agencies	$5,714,090	$—	$5,714,090	$—
Mortgage-backed GSEs	27,760,412	—	27,760,412	—
Collateralized mortgage obligations	99,502,853	—	99,502,853	—
Subordinated debt	2,537,955	—	2,537,955	—
State and political subdivisions	3,829,642	—	3,829,642	—

June 30, 2023
U.S. Government agencies	$6,529,510	$—	$6,529,510	$—
Mortgage-backed GSEs	28,929,259	—	28,929,259	—
Collateralized mortgage obligations	30,384,590	—	30,384,590	—
Subordinated debt	860,470	—	860,470	—
State and political subdivisions	3,881,365	—	3,881,365	—

Following is a description of the valuation methodologies used for assets measured at fair value on a recurring basis and recognized in the accompanying balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy. There are no liabilities measured at fair value on a recurring basis. There have been no significant changes in the valuation techniques during the year ended June 30, 2024.

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

Nonrecurring Measurements

The Company had no assets or liabilities measured at fair value on a nonrecurring basis at June 30, 2024. At June 30, 2023, the Company had one loan measured at fair value with a carrying value of $60,000, which is classified within

Level 3 of the fair value hierarchy. The fair value of the loan is estimated using third-party appraisals of the collateral, less estimated costs to sell.

The estimated fair values of the Company’s financial instruments not carried at fair value on the consolidated balance sheets are as follows:

	Carrying	Fair	Fair Value Measurements Using
	Value	Value	(Level 1)	(Level 2)	(Level 3)
June 30, 2024 (Unaudited)
Financial assets:
Cash and due from banks	$31,630,525	$31,630,525	$31,630,525	$—	$—
Loans, net	126,391,092	115,890,092	—	—	115,890,092
Stock in correspondent banks	2,195,900	2,195,900	—	2,195,900	—
Accrued interest receivable	961,856	961,856	961,856	—	—

Financial liabilities:
Deposits	209,310,330	209,243,722	73,959,722	—	135,284,000
Borrowings	62,000,000	61,812,000	—	—	61,812,000
Accrued interest payable	778,831	778,831	778,831	—	—

June 30, 2023
Financial assets:
Cash and due from banks	$5,515,728	$5,515,728	$5,515,728	$—	$—
Loans, net	81,208,395	73,268,657	—	—	73,268,657
Stock in correspondent banks	396,800	396,800	—	396,800	—
Accrued interest receivable	498,807	498,807	498,807	—	—

Financial liabilities:
Deposits	119,991,581	120,415,085	68,571,085	—	51,844,000
Borrowings	6,200,000	6,191,000	—	—	6,191,000
Accrued interest payable	55,667	55,667	55,667	—	—

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

Note 15: Commitments and Credit Risks

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

Management uses the same credit policies in granting lines of credit as it does for on-balance-sheet instruments.

Commitments outstanding at June 30, 2024 and 2023 were as follows:

	June 30,
	2024	2023
Commitments to originate loans	$2,766,266	$7,028,000
Undisbursed balance of loans closed	30,314,342	3,994,000
Total	$33,080,608	$11,022,000

Note 16:Accumulated Other Comprehensive Loss

The following table summarizes the changes in the balances of each component of accumulated other comprehensive income (loss), net of tax, as of June 30, 2024 and 2023:

	Accumulated Other Comprehensive Income (Loss)
	Unrealized Gains (Losses) on Securities Available for Sale	Unrealized Gains (Losses) on Defined Benefit Plans	Total
Balance at June 30, 2023	$(2,916,402)	$65,043	$(2,851,359)
Other comprehensive income before reclassifications	538,798	—	538,798
Amounts reclassified from accumulated other comprehensive income (loss)	—	(65,043)	(65,043)
Period change	538,798	(65,043)	473,755
Balance at June 30, 2024	$(2,377,604)	$—	$(2,377,604)

Balance at June 30, 2022	$(2,094,759)	$—	$(2,094,759)
Other comprehensive income (loss) before reclassifications	(821,643)	65,043	(756,600)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	—
Period change	(821,643)	65,043	(756,600)
Balance at June 30, 2023	$(2,916,402)	$65,043	$(2,851,359)

The following are significant amounts reclassified out of accumulated other comprehensive income (loss) for the year ended June 30, 2024:

	Amount Reclassified from Accumulated Other Comprehensive Income (Loss) For the Year Ended June 30, 2024	Affected Line Item in the Statements of Operations
Valuation gain on defined benefit plan	$(82,333)	Pension plan withdrawal
Tax effect	17,290	Provision for income taxes (benefits)
Net of tax	$(65,043)

There were no amounts reclassified out of accumulated other comprehensive income (loss) for the year ended June 30, 2023.

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

Note 18: Condensed Financial Information (Parent Company Only)

Presented below is condensed financial information as to financial condition, results of operations and cash flows of the Company:

Condensed Balance Sheet

As of June 30,

	2024	2023
Assets
Cash and due from banks	$5,446,073	$7,374,159
Investment in Van Wert Federal Savings Bank	30,992,252	31,202,165
Other assets	170,256	61,500
Total assets	36,608,581	38,637,824

Liabilities and Shareholders' Equity

Liabilities
Accrued interest payable and other liabilities	60,749	139,824

Shareholders' Equity	36,547,832	38,498,000

Total liabilities and shareholders' equity	$36,608,581	$38,637,824

Condensed Statement of Operations

For the Year Ended June 30,

	2024	2023

Operating Income	$—	$—

General, Adminstrative and Other Expenses
Salaries and employee benefits and director fees	223,348	123,291
Professional services	257,113	142,840
Total	480,461	266,131

Loss before income tax benefit and equity in loss of subsidiary	(480,461)	(266,131)

Income tax benefits	(91,431)	(61,500)

Loss before equity in loss of subsidiary	(389,030)	(204,631)

Equity in loss of Van Wert Federal Savings Bank	(1,630,503)	(340,753)

Net Loss	$(2,019,533)	$(545,384)

Condensed Statement of Cash Flows

For the Year Ended June 30,

	2024	2023
Operating Activities
Net loss	$(2,019,533)	$(545,384)
Items not requiring (providing) cash:
Equity in loss of subsidiary	1,630,503	340,753
Shares allocated to ESOP	173,626	106,391
Stock compensation expense	73,150	—
Net change in other assets and liabilities	(187,832)	78,325
Net cash used in operating activities	(330,086)	(19,915)

Investing Activities
Investment in subsidiary	(1,000,000)	(8,932,413)

Financing Activities
Proceeds from issuance of common stock	—	16,326,487
Purchase of treasury stock	(598,000)	—
Net cash (used in) provided by financing activities	(598,000)	16,326,487

Net change in cash and cash equivalents	(1,928,086)	7,374,159

Cash and cash equivalents at beginning of year	7,374,159	—

Cash and cash equivalents at end of year	$5,446,073	$7,374,159

Note 19:Subsequent Events

On July 1, 2024, the Company repaid $24 million of its outstanding advances from FHLB. On August 1, 2024, the Bank completed its rebranding efforts resulting in the legal name change of the Bank from Van Wert Federal Savings Bank to GreenWay Bank.

ITEM 9.Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.Controls and Procedures

Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer and the Chief Financial Officer and Treasurer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2024. These disclosure controls and procedures are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities and Exchange Act of 1934, as amended, such as this report, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to the Company’s management, including the President and Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding the required disclosure. Based on that evaluation, the Company’s management, including the President and Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were ineffective as of June 30, 2024.

Internal Controls Over Financial Reporting

Management’s Annual Report on Internal Control Over Financial Reporting

The Company’s management, including the President and Chief Executive Officer and the Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over the Company’s financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities and Exchange Act of 1934, as amended). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of the Company’s financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As of June 30, 2024, the Company’s management, including the Company’s principal executive officer and principal financial officer, has assessed the effectiveness of its internal control over financial reporting using the criteria set forth in the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). Based on the assessment using those criteria, management identified material weaknesses related to the Company’s internal control over financial reporting and, as such, concluded that the Company’s internal control over financial reporting was ineffective as of June 30, 2024. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements would not be prevented or detected on a timely basis. The following material weakness was identified in the Company’s internal control over financial reporting:

●	The Company has failed to identify, design and maintain all applicable internal controls which has ultimately led to a level of precision on account reconciliations and review of financial statements that is less than what is required of an SEC filer. The material weakness did not result in a material misstatement.

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

Changes in Internal Control Over Financial Reporting

During the year ended June 30, 2024, the Company made notable improvements in its internal controls over financial reporting. In addition to adding a new Chief Financial Officer and Corporate Controller in calendar year 2023, the Company added two additional accounting staff early in calendar year 2024, allowing for additional segregation of duties and more levels of review. Management has also engaged with a third party to begin work on a SOX gap analysis, internal control risk assessment, and regularly occurring internal audits. This work is scheduled to begin in September 2024 and will allow the Company to continue to develop and implement enhanced internal controls over financial reporting.

ITEM 9B.Other Information

None.

ITEM 9C.Disclosure Regarding Foreign Jurisdictions That Prevent Inspections

Not applicable.

PART III

ITEM 10.Directors, Executive Officers and Corporate Governance

The information relating to the directors and officers of the Company, information regarding compliance with Section 16(a) of the Exchange Act and information regarding the audit committee and audit committee financial expert is incorporated herein by reference to the Company’s Definitive Proxy Statement for the 2024 Annual Meeting of Stockholders (the “Proxy Statement”) under the captions “Proposal 1—Election of Directors,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Nominating Committee Procedures—Procedures to be Followed by Stockholders,” “Corporate Governance—Committees of the Board of Directors” and “—Audit Committee” is incorporated herein by reference.

The Company has adopted a code of ethics that applies to its principal executive officer, the principal financial officer and principal accounting officer. The Code of Ethics is posted on the Bank’s Internet Web site.

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

ITEM 14.Principal Accountant Fees and Services

The information relating to the principal accounting fees and expenses is incorporated herein by reference to the Proxy Statement under the captions “Proposal II—Ratification of Independent Registered Public Accounting Firm—Audit Fees” and “—Pre-Approval of Services by the Independent Registered Public Accounting Firm.”

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

10.5†	Employment Agreement with Michael D. Cahill (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed October 3, 2022)
10.6†	Employment Agreement with Richard W. Brackin (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed April 21, 2023)
10.7†	Change in Control Agreement with Andrew D. Holy (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed August 1, 2023)
10.8†	VWF Bancorp, Inc. 2023 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Registration Statement on Form S-8 filed December 21, 2023)
10.9†	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.2 of the Company’s Registration Statement on Form S-8 filed December 21, 2023)
10.10†	Form of Incentive Stock Option Award Agreement (incorporated by reference to Exhibit 10.3 of the Company’s Registration Statement on Form S-8 filed December 21, 2023)
10.11†	Form of Non-Qualified Stock Option Award Agreement (incorporated by reference to Exhibit 10.4 of the Company’s Registration Statement on Form S-8 filed December 21, 2023)
21.1*	Subsidiaries of VWF Bancorp, Inc.
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
101

The following materials from the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2023, formatted in XBRL: (i) Balance Sheets, (ii) Statements of Operations, (iii) Statements of Comprehensive Income (Loss), (iv) Changes in Stockholders’ Equity, (v) Statements of Cash Flows and (vi) Notes to the Financial Statements (embedded within the Inline XBRL document)

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

VWF BANCORP, INC.

Date: September 27, 2024	By:	/s/ Michael D. Cahill
Michael D. Cahill
President and Chief Executive Officer
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Michael D. Cahill	Director, President and Chief Executive Officer (Principal Executive Officer)	September 27, 2024
Michael D. Cahill
/s/ Richard W. Brackin	EVP, Chief Financial Officer (Principal Financial and Accounting Officer)	September 27, 2024
Richard W. Brackin

/s/ Gary L. Clay	Director (Chairman of the Board)	September 27, 2024
Gary L. Clay

/s/ Jon Bagley	Director	September 27, 2024
Jon Bagley

/s/ Charles F. Koch	Director	September 27, 2024
Charles F. Koch

/s/ Michael Keysor	Director	September 27, 2024
Michael Keysor

/s/ Thomas Turnwald	Director	September 27, 2024
Thomas Turnwald