Form 10-Q
period 2024-09-30
VWF Bancorp, Inc.
filed 2024-11-15
CIK 1913838

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2024

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

As of November 15, 2024, the Registrant had 1,951,765 shares of common stock issued, of which 1,914,965 are outstanding.

VWF Bancorp, Inc.

Form 10-Q

Part I. – Financial Information

Item 1.Financial Statements

VWF Bancorp, Inc.

Condensed Consolidated Balance Sheets

September 30, 2024 and June 30, 2024

	September 30,	June 30,
	2024	2024
	(Unaudited)
Assets
Cash and due from banks	$4,071,788	$31,630,525
Available-for-sale debt securities	167,236,770	139,344,952
Loans, net of allowance for credit losses of $838,561 at September 30, 2024 and $772,969 June 30, 2024, respectively	134,053,134	126,391,092
Premises and equipment	2,909,658	2,261,260
Stock in correspondent banks	1,057,600	2,195,900
Bank owned life insurance	5,385,674	5,351,048
Accrued interest receivable	1,025,188	961,856
Right-of-use asset - operating lease	1,378,255	1,406,905
Other assets	1,551,357	1,710,583
Total assets	$318,669,424	$311,254,121

Liabilities and Shareholders' Equity

Liabilities
Deposits
Demand	$40,421,421	$26,493,048
Savings and money market	49,324,068	47,466,674
Time	155,391,757	135,350,608
Total deposits	245,137,246	209,310,330

Borrowings	32,700,000	62,000,000
Advances from borrowers	450,011	137,722
Operating lease liability	1,432,078	1,442,620
Accrued interest payable and other liabilities	2,191,330	1,815,617
Total liabilities	281,910,665	274,706,289

Commitments and Contingencies

Shareholders' Equity
Preferred stock, $0.01 par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 14,000,000 shares authorized, 1,914,965 outstanding at September 30, 2024 and June 30, 2024, respectively	19,229	19,229
Additional paid-in capital	18,059,154	18,006,472
Treasury stock, 36,800 shares at September 30, 2024 and June 30, 2024, respectively	(598,000)	(598,000)
Unearned ESOP	(1,326,817)	(1,346,047)
Retained earnings	22,211,064	22,843,782
Accumulated other comprehensive loss	(1,605,871)	(2,377,604)
Total shareholders' equity	36,758,759	36,547,832
Total liabilities and shareholders' equity	$318,669,424	$311,254,121

See Notes to Condensed Consolidated Financial Statements

VWF Bancorp, Inc.

Condensed Consolidated Statements of Operations

For the Three Months Ended September 30, 2024 and 2023

	Three Months Ended
	September 30,
	2024	2023

	(Unaudited)
Interest Income
Loans	$1,749,804	$889,674
Investment securities	2,269,969	1,045,771
Interest-bearing deposits and other	122,529	145,300
Total interest income	4,142,302	2,080,745
Interest Expense
Deposits	2,123,013	703,333
Borrowings	395,832	292,981
Total interest expense	2,518,845	996,314
Net Interest Income	1,623,457	1,084,431

Provision for Credit Losses - Loans	65,592	129,022
Provision for Credit Losses - Off Balance Sheet Credit Exposure	23,053	(357)
Credit Loss Expense	88,645	128,665

Net Interest Income After Provision for Credit Losses	1,534,812	955,766
Noninterest Income
Bank owned life insurance	34,626	30,029
Other income	24,439	11,437
Total noninterest income	59,065	41,466
Noninterest Expense
Salaries and employee benefits	1,112,363	714,781
Directors fees	88,047	45,700
Occupancy and equipment	191,058	136,410
Data processing fees	199,401	84,269
Franchise taxes	68,382	41,195
FDIC insurance premiums	78,290	19,038
Professional services	245,673	195,946
Advertising and marketing	78,695	66,418
Loss on sale of investment securities	—	1,951
Foreclosed assets, net	—	2,436
Loss (Gain) on disposal of assets	9,215	(2,866)
Other	330,708	254,499
Total noninterest expense	2,401,832	1,559,777
Loss before income taxes	(807,955)	(562,545)
Provision for income taxes (benefits)	(175,237)	(123,686)
Net Loss	$(632,718)	$(438,859)

Basic Loss Per Share	$(0.36)	$(0.25)
Diluted Loss Per Share	$(0.36)	$(0.25)

See Notes to Condensed Consolidated Financial Statements

VWF Bancorp, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

For the Three Months Ended September 30, 2024 and 2023

	Three Months Ended
	September 30,
	2024	2023

	(Unaudited)
Net loss	$(632,718)	$(438,859)
Other comprehensive income (loss):
Net unrealized gains (losses) on available-for-sale securities	976,877	(610,158)
Tax (expense) benefit	(205,144)	128,134
Other comprehensive income (loss)	771,733	(482,024)
Comprehensive income (loss)	$139,015	$(920,883)

See Notes to Condensed Consolidated Financial Statements

VWF Bancorp, Inc.

Condensed Consolidated Statements of Changes in Shareholders’ Equity

For the Three Months Ended September 30, 2024 and 2023

						Accumulated
			Unearned			Other
	Common	Additional	ESOP	Retained	Treasury	Comprehensive	Shareholders'
	Stock	Paid-in Capital	Shares	Earnings	Stock, at Cost	Loss	Equity

	(Unaudited)
Balance at July 1, 2023	$19,229	$17,875,071	$(1,461,422)	$24,916,481	$—	$(2,851,359)	$38,498,000
Cumulative-effect adjustment for adoption of ASU 2016-13	—	—	—	(53,166)	—	—	(53,166)
Balance at July 1, 2023, as adjusted for change in accounting principle	$19,229	$17,875,071	$(1,461,422)	$24,863,315	$—	$(2,851,359)	$38,444,834
ESOP shares committed to be released	—	—	—	—	—	—	—
Net loss	—	—	—	(438,859)	—	—	(438,859)
Other comprehensive loss	—	—	—	—	—	(482,024)	(482,024)
Balance at September 30, 2023	$19,229	$17,875,071	$(1,461,422)	$24,424,456	$—	$(3,333,383)	$37,523,951

Balance at July 1, 2024	$19,229	$18,006,472	$(1,346,047)	$22,843,782	$(598,000)	$(2,377,604)	$36,547,832
ESOP shares committed to be released	—	9,893	19,230	—	—	—	29,123
Net loss	—	—	—	(632,718)	—	—	(632,718)
Other comprehensive income	—	—	—	—	—	771,733	771,733
Stock compensation expense	—	42,789	—	—	—	—	42,789
Balance at September 30, 2024	$19,229	$18,059,154	$(1,326,817)	$22,211,064	$(598,000)	$(1,605,871)	$36,758,759

See Notes to Condensed Consolidated Financial Statements

VWF Bancorp, Inc.

Condensed Consolidated Statements of Cash Flows

For the Three Months Ended September 30, 2024 and 2023

	Three Months Ended
	September 30,
	2024	2023

	(Unaudited)
Operating Activities
Net loss	$(632,718)	$(438,859)
Items not requiring (providing) cash:
Depreciation and amortization	81,573	19,708
Amortization (accretion) of premiums and discounts, net	(67,332)	(78,192)
Deferred income taxes	(175,237)	123,066
Provision for credit losses	88,645	128,665
Loss on sale of investment securities	—	1,951
Net losses on sale of foreclosed assets	—	2,436
Interest capitalization on available-for-sale securities	(173,405)	—
Loss (Gain) on disposal of assets	9,215	(2,866)
Increase in cash surrender value of bank-owned life insurance	(34,626)	(30,029)
Stock and ESOP compensation expense	71,912	28,844
Changes in:
Accrued interest receivable	(63,332)	(105,227)
Operating lease liability	(10,542)	—
Other assets and liabilities	481,979	107,489
Net cash used in operating activities	(423,868)	(243,014)
Investing Activities
Purchases of available-for-sale securities	(34,882,537)	(36,971,788)
Proceeds from sales of available-for-sale securities	—	2,989,042
Proceeds from calls, maturities and paydowns of available-for-sale securities	8,208,333	2,506,545
Proceeds from sales of foreclosed assets	—	27,303
Net change in loans	(7,727,634)	(11,268,000)
Purchase of premises and equipment	(710,536)	(116,685)
Purchase of correspondent bank stock	(30,000)	(773,900)
Proceeds from redemption of correspondent bank stock	1,168,300	199,900
Net cash used in investing activities	(33,974,074)	(43,407,583)
Financing Activities
Net increase in deposit accounts	35,826,916	19,518,796
Proceeds from borrowings	21,000,000	36,000,000
Repayment of borrowings	(50,300,000)	(6,200,000)
Net change in advances by borrowers	312,289	(157,059)
Net cash provided by financing activities	6,839,205	49,161,737

(Decrease) Increase in Cash and Cash Equivalents	(27,558,737)	5,511,140
Cash and Cash Equivalents, Beginning of Period	31,630,525	5,515,728
Cash and Cash Equivalents, End of Period	$4,071,788	$11,026,868

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Interest on deposits and borrowings	$2,376,257	$715,278

Supplemental Disclosure of Noncash Financing Activities
Loans transferred to OREO	$—	$29,739

See Notes to Condensed Consolidated Financial Statements

Note 1:Nature of Operations and Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of VWF Bancorp, Inc. (“VWF Bancorp” or the “Company”) and its wholly owned subsidiary, GreenWay Bank (“Greenway” or the “Bank”), formerly known as Van Wert Federal Savings Bank. All intercompany transactions and balances have been eliminated in consolidation.

Nature of Operations

The Company, a Maryland corporation and registered savings and loan holding company, was incorporated by the Bank in February 2022, as part of the conversion of the Bank from the mutual to stock form of organization (the “Conversion”). The Conversion was completed on July 13, 2022. The Company’s shares trade on OTCQX under the symbol “VWFB”. In connection with the Conversion, the Company acquired 100% ownership of the Bank and the Company offered and sold shares of its common stock to certain depositors of the Bank, and others, including the Bank’s Employee Stock Ownership Plan.

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

The Bank, which is the sole subsidiary of the Company, is a federally chartered mutual thrift engaged primarily in the business of making residential mortgage loans, commercial loans and accepting deposits. Its operations are conducted through its offices located in Van Wert, Ohio and Fort Wayne, Indiana. The Bank faces competition from other financial institutions and is subject to the regulation of certain federal and state agencies and undergoes periodic examinations by those regulatory authorities. The Bank has elected to operate as a “covered savings association” (“CSA”). A CSA has the same rights and privileges as a national bank that has its main office situated in the same location as the home office of the CSA and is subject to the same duties, restrictions, penalties, liabilities, conditions, and limitations that would apply to such a national bank.

Basis of Presentation

The interim unaudited consolidated financial statements as of September 30, 2024, and for the three months ended September 30, 2024 and 2023, are unaudited and reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. Such adjustments are the only adjustments contained in these unaudited consolidated financial statements. These unaudited consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission and, therefore, certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) have been omitted. The results of operations for the three months ended September 30, 2024, are not necessarily indicative of the results to be achieved for the remainder of the year ending June 30, 2025, or any other period.

The accompanying consolidated financial statements have been derived from and should be read in conjunction with the audited financial statements as of and for the years ended June 30, 2024 and 2023 contained in the Company’s Form 10-K for the fiscal year ended June 30, 2024, filed with the Securities and Exchange Commission on September 27, 2024.

Significant Accounting Policies and Use of Estimates

Significant accounting policies are defined as those that are reflective of significant judgments and uncertainties and could reflect materially different results under different assumptions and conditions. Methodologies the Company uses when applying critical accounting policies and developing critical estimates are included in its Annual Report on Form 10-K for the year ended June 30, 2024. Our accounting policies for credit losses, investment securities, and income taxes comprise those that management believes involve the most critical estimates and aid in fully understanding and evaluating our reported financial results. There were no material changes from the significant accounting policies or critical accounting estimates previously disclosed in the Company’s Annual Report on Form 10-K for the year ended June 30, 2024.

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

Amortized cost excludes accrued interest receivable, which is included in Accrued Interest Receivable on the consolidated balance sheets. At September 30, 2024 and June 30, 2024, accrued interest receivable on available for sale securities was $547,000 and $467,000, respectively, and is excluded from the estimate of credit losses.

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

Accrued interest receivable on the Company’s loans, which is included in Accrued Interest Receivable on the consolidated balance sheets at September 30, 2024 and June 30, 2024 was $443,000 and $457,000, respectively, and is excluded from the estimate of credit losses.

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

Note 2:Recent Accounting Pronouncements

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

Segment Reporting: In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. These amendments require, among other things, that a public entity that has a single reportable segment provide all the disclosures required by the amendments in this ASU and all existing segment disclosures in Topic 208. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. A public entity should apply the amendments retrospectively to all periods presented in the financial statements.

Note 3:Debt Securities

Debt securities held by the Company generally are classified and recorded in the financial statements as available for sale, with unrealized gains and losses excluded from earnings and reported in other comprehensive income (loss).

The amortized cost and fair values, together with gross unrealized gains and losses of securities, are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Approximate
	Cost	Gains	Losses	Fair Value

	(Unaudited)
Available-for-sale Securities:
September 30, 2024
U.S. Government agencies	$5,000,000	$—	$155,410	$4,844,590
Mortgage-backed Government
Sponsored Enterprises (GSEs)	28,324,751	58,379	1,303,536	27,079,594
Collateralized mortgage obligations (CMOs)	128,649,489	587,641	465,397	128,771,733
Subordinated debt	2,750,000	—	181,870	2,568,130
State and political subdivisions	4,545,278	8,522	581,077	3,972,723
	$169,269,518	$654,542	$2,687,290	$167,236,770

		Gross	Gross
	Amortized	Unrealized	Unrealized	Approximate
	Cost	Gains	Losses	Fair Value
Available-for-sale Securities:
June 30, 2024
U.S. Government agencies	$6,000,000	$—	$285,910	$5,714,090
Mortgage-backed Government
Sponsored Enterprises (GSEs)	29,387,507	49,792	1,676,887	27,760,412
Collateralized mortgage obligations (CMOs)	99,668,482	293,565	459,194	99,502,853
Subordinated debt	2,750,000	—	212,045	2,537,955
State and political subdivisions	4,548,588	—	718,946	3,829,642
	$142,354,577	$343,357	$3,352,982	$139,344,952

The amortized cost and fair value of available-for-sale securities at September 30, 2024, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties:

	September 30, 2024
	Available-for-sale
	Amortized	Fair
	Cost	Value
Within one year	$—	$—
One to five years	6,401,551	6,187,632
Five to ten years	4,822,519	4,312,111
After ten years	1,071,208	885,700
	12,295,278	11,385,443
Mortgage-backed GSE's and CMO's	156,974,240	155,851,327
Totals	$169,269,518	$167,236,770

The carrying value of securities pledged as collateral, to secure public deposits and for other purposes, was $115,552,000 and $54,822,000 at September 30, 2024 and June 30, 2024, respectively.

During the three months ended September 30, 2024, the Company had no sales of available for sale securities. Proceeds from sales of securities totaled $2,989,000 during the three months ended September 30, 2023. Such sales resulted in realized losses of $2,000.

Certain investments in debt securities are reported in the financial statements at an amount less than their historical cost. Total fair value of these investments at September 30, 2024 and June 30, 2024 was $87,405,000 and $85,595,000, respectively, which is approximately 52 percent and 61 percent, respectively, of the fair value of the Company’s total investment portfolio. Management believes that all unrealized losses at September 30, 2024 and June 30, 2024 resulted from temporary changes in interest rates and current market conditions and not a result of credit deterioration.

Information related to unrealized losses in the investment portfolio as of September 30, 2024 and June 30, 2024 is summarized as follows:

	September 30, 2024
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
U.S. Government agencies	$—	$—	$4,844,590	$155,410	$4,844,590	$155,410
Mortgage-backed Government
Sponsored Enterprises (GSEs)	1,095,060	515	12,277,640	1,303,021	13,372,700	1,303,536
Collateralized mortgage obligations	58,582,412	405,497	4,537,772	59,900	63,120,184	465,397
Subordinated debt	1,688,750	61,250	879,380	120,620	2,568,130	181,870
State and political subdivisions	—	—	3,499,077	581,077	3,499,077	581,077
Total available-for-sale securities	$61,366,222	$467,262	$26,038,459	$2,220,028	$87,404,681	$2,687,290

	June 30, 2024
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
U.S. Government agencies	$—	$—	$5,714,090	$285,910	$5,714,090	$285,910
Mortgage-backed Government
Sponsored Enterprises (GSEs)	2,910,227	3,516	13,077,539	1,673,371	15,987,766	1,676,887
Collateralized mortgage obligations	55,863,004	418,582	1,662,871	40,612	57,525,875	459,194
Subordinated debt	1,688,750	61,250	849,205	150,795	2,537,955	212,045
State and political subdivisions	—	—	3,829,642	718,946	3,829,642	718,946
Total available-for-sale securities	$60,461,981	$483,348	$25,133,347	$2,869,634	$85,595,328	$3,352,982

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

Note 4:Loans and Allowance for Credit Losses

Categories of loans at September 30, 2024 and June 30, 2024 include:

	September 30,	June 30,
	2024	2024
	(Unaudited)
Real estate loans:
Commercial	$20,100,372	$19,724,941
Residential	72,230,262	69,826,726
Multifamily	648,379	659,257
Agricultural	4,205,003	4,213,660
Construction and land	22,483,544	17,644,710
Home equity line of credit (HELOC)	1,838,190	1,622,877
Commercial and industrial	13,927,934	14,879,004
Consumer	1,022,243	955,415
Total loans	136,455,927	129,526,590
Less:
Undisbursed loans in process	1,457,103	2,222,582
Net deferred loan fees	107,129	139,947
Allowance for credit losses	838,561	772,969
Net loans	$134,053,134	$126,391,092

The following tables present the activity in the allowance for credit losses based on portfolio segment for the three months ended September 30, 2024 and 2023.

	Balance	Provision (credit)			Balance
	June 30, 2024	for loan losses	Charge-offs	Recoveries	September 30, 2024

	(Unaudited)
Real estate loans:
Commercial	$206,959	$5,518	$—	$—	$212,477
Residential	174,613	6,680	—	—	181,293
Multifamily	1,275	(21)	—	—	1,254
Agricultural	12,161	(25)	—	—	12,136
Construction and land	190,594	63,300	—	—	253,894
HELOC	3,051	405	—	—	3,456
Commercial and industrial	183,011	(11,208)	—	—	171,803
Consumer	1,305	943	—	—	2,248
Total	$772,969	$65,592	$—	$—	$838,561

Unfunded loan commitments and letters of credit	$176,353	$23,053	$—	$—	$199,406

	Balance	Adoption of	Provision (credit)			Balance
	June 30, 2023	ASC 326	for loan losses	Charge-offs	Recoveries	September 30, 2023

	(Unaudited)
Real estate loans:
Commercial	$27,379	$(2,203)	$15,316	$—	$—	$40,492
Residential	167,714	41,930	4,930	—	—	214,574
Multifamily	1,786	(9)	(20)	—	—	1,757
Agricultural	17,091	(1,196)	(104)	—	—	15,791
Construction and land	12,491	10,144	50,369	—	—	73,004
HELOC	34,779	(33,888)	362	—	—	1,253
Commercial and industrial	882	31,562	58,004	—	—	90,448
Consumer	1,300	455	165	—	—	1,920
Total	$263,422	$46,795	$129,022	$—	$—	$439,239

Unfunded loan commitments and letters of credit	$—	$20,503	$(357)	$—	$—	$20,146

The reserve for unfunded loan commitments is included in accrued interest payable and other liabilities on the accompanying consolidated balance sheets.

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

Pass (1-3) Loans of reasonable credit strength and repayment ability providing a satisfactory credit risk.

Monitor (4)	Loans requiring more than normal attention resulting from underwriting weaknesses as to repayment terms, loan structure, financial and/or documentation exceptions.
Special Mention (5)	Loans which may include the characteristics of the Monitor classification, problems that need to be addressed by both the lender and the borrower.
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

The following shows the amortized cost of loans, segregated by portfolio segment, credit quality rating and year of origination as of September 30, 2024, and gross charge-offs for the three months ended September 30, 2024:

							Revolving Loans
							Amortized
	2025	2024	2023	2022	2021	Prior	Cost Basis	Total
September 30, 2024
Commercial
Pass (1-3)	$398,443	$13,925,856	$1,096,295	$1,436,646	$323,425	$2,202,697	$717,010	$20,100,372
Monitor (4)	—	—	—	—	—	—	—	—
Special Mention (5)	—	—	—	—	—	—	—	—
Substandard (6)	—	—	—	—	—	—	—	—
Doubtful (7)	—	—	—	—	—	—	—	—
Total commercial	$398,443	$13,925,856	$1,096,295	$1,436,646	$323,425	$2,202,697	$717,010	$20,100,372
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Multifamily
Pass (1-3)	$—	$—	$—	$648,379	$—	$—	$—	$648,379
Monitor (4)	—	—	—	—	—	—	—	—
Special Mention (5)	—	—	—	—	—	—	—	—
Substandard (6)	—	—	—	—	—	—	—	—
Doubtful (7)	—	—	—	—	—	—	—	—
Total multifamily	$—	$—	$—	$648,379	$—	$—	$—	$648,379
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Agricultural
Pass (1-3)	$—	$626,675	$1,073,425	$826,554	$620,280	$842,848	$—	$3,989,782
Monitor (4)	—	—	—	—	—	215,221	—	215,221
Special Mention (5)	—	—	—	—	—	—	—	—
Substandard (6)	—	—	—	—	—	—	—	—
Doubtful (7)	—	—	—	—	—	—	—	—
Total agricultural	$—	$626,675	$1,073,425	$826,554	$620,280	$1,058,069	$—	$4,205,003
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Construction and land
Pass (1-3)	$—	$17,441,698	$4,988,188	$18,130	$—	$—	$—	$22,448,016
Monitor (4)	—	—	—	—	—	—	—	—
Special Mention (5)	—	—	—	—	—	—	—	—
Substandard (6)	—	—	—	—	—	35,528	—	35,528
Doubtful (7)	—	—	—	—	—	—	—	—
Total construction and land	$—	$17,441,698	$4,988,188	$18,130	$—	$35,528	$—	$22,483,544
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Commercial and industrial
Pass (1-3)	$858,960	$12,442,462	$142,896	$—	$—	$—	$—	$13,444,318
Monitor (4)	483,616	—	—	—	—	—	—	483,616
Special Mention (5)	—	—	—	—	—	—	—	—
Substandard (6)	—	—	—	—	—	—	—	—
Doubtful (7)	—	—	—	—	—	—	—	—
Total commercial and industrial	$1,342,576	$12,442,462	$142,896	$—	$—	$—	$—	$13,927,934
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Consumer
Pass (1-3)	$158,168	$466,926	$250,739	$119,420	$15,386	$11,604	$—	$1,022,243
Monitor (4)	—	—	—	—	—	—	—	—
Special Mention (5)	—	—	—	—	—	—	—	—
Substandard (6)	—	—	—	—	—	—	—	—
Doubtful (7)	—	—	—	—	—	—	—	—
Total consumer	$158,168	$466,926	$250,739	$119,420	$15,386	$11,604	$—	$1,022,243
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Residential
Performing	$3,898,446	$9,731,379	$5,654,749	$14,599,595	$16,233,444	$21,432,421	$153,922	$71,703,956
Nonperforming	—	—	144,512	46,158	112,189	223,447	—	526,306
Total residential	$3,898,446	$9,731,379	$5,799,261	$14,645,753	$16,345,633	$21,655,868	$153,922	$72,230,262

Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
HELOC
Performing	$302,040	$1,111,043	$49,834	$188,967	$43,177	$143,129	$—	$1,838,190
Nonperforming	—	—	—	—	—	—	—	—
Total HELOC	$302,040	$1,111,043	$49,834	$188,967	$43,177	$143,129	$—	$1,838,190
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

The following shows the amortized cost of loans, segregated by portfolio segment, credit quality rating and year of origination as of June 30, 2024, and gross charge-offs for the year ended June 30, 2024:

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

The following tables present the Company’s loan portfolio aging analysis of the recorded investment in loans as of September 30, 2024 and June 30, 2024:

	September 30, 2024
			Greater Than				Total Loans >
	30-59 Days	60-89 Days	90 Days	Total		Total Loans	90 Days &
	Past Due	Past Due	Past Due	Past Due	Current	Receivable	Accruing

	(Unaudited)
Real estate loans:
Commercial	$220,830	$—	$—	$220,830	$19,879,542	$20,100,372	$—
Residential	2,016,868	376,770	239,925	2,633,563	69,596,699	72,230,262	—
Multifamily	—	—	—	—	648,379	648,379	—
Agricultural	—	—	—	—	4,205,003	4,205,003	—
Construction and land	—	—	—	—	22,483,544	22,483,544	—
HELOC	11,821	—	—	11,821	1,826,369	1,838,190	—
Commercial and industrial	—	—	—	—	13,927,934	13,927,934	—
Consumer	40,919	—	41,716	82,635	939,608	1,022,243	—
Total	$2,290,438	$376,770	$281,641	$2,948,849	$133,507,078	$136,455,927	$—

	June 30, 2024
			Greater Than				Total Loans >
	30-59 Days	60-89 Days	90 Days	Total		Total Loans	90 Days &
	Past Due	Past Due	Past Due	Past Due	Current	Receivable	Accruing
Real estate loans:
Commercial	$—	$—	$—	$—	$19,724,941	$19,724,941	$—
Residential	559,332	87,754	71,729	718,815	69,107,911	69,826,726	—
Multifamily	—	—	—	—	659,257	659,257	—
Agricultural	—	—	—	—	4,213,660	4,213,660	—
Construction and land	36,232	—	—	36,232	17,608,478	17,644,710	—
HELOC	—	—	—	—	1,622,877	1,622,877	—
Commercial and industrial	—	—	—	—	14,879,004	14,879,004	—
Consumer	1,528	3,522	—	5,050	950,365	955,415	—
Total	$597,092	$91,276	$71,729	$760,097	$128,766,493	$129,526,590	$—

Information regarding collateral dependent loans as of September 30, 2024 and June 30, 2024 is as follows:

	As of September 30, 2024
				Related
	Real Estate	Other	Total	Allowance

	(Unaudited)
Real estate
Commercial	$—	$—	$—	$—
Residential	526,305	—	526,305	689
Multifamily	—	—	—	—
Agricultural	—	—	—	—
Construction and land	35,528	—	35,528	—
Home equity line of credit (HELOC)	—	—	—	—
Commercial and industrial	—	—	—	—
Consumer	—	41,716	41,716	887
Totals	$561,833	$41,716	$603,549	$1,576

	As of June 30, 2024
				Related
	Real Estate	Other	Total	Allowance
Real estate
Commercial	$—	$—	$—	$—
Residential	502,163	—	502,163	—
Multifamily	—	—	—	—
Agricultural	—	—	—	—
Construction and land	36,232	—	36,232	—
Home equity line of credit (HELOC)	—	—	—	—
Commercial and industrial	—	—	—	—
Consumer	—	15,672	15,672	—
Totals	$538,395	$15,672	$554,067	$—

Information regarding nonaccrual loans as of September, 2024 and June 30, 2024 is as follows:

	As of September 30, 2024
						Amortized Cost
	Nonaccrual Loans	Nonaccrual Loans		Total Nonaccrual	Interest Income	Basis of Loans 90+
	With No Allowance	With an Allowance	Total Nonaccrual	Loans at Beginning	Recognized on	Days Past Due
	for Credit Losses	for Credit Losses	Loans	of Year	Nonaccrual Loans	Not on Nonaccrual
Real estate loans:
Commercial	$—	$—	$—	$—	$—	$—
Residential	414,116	112,189	526,305	502,163	—	—
Multifamily	—	—	—	—	—	—
Agricultural	—	—	—	—	—	—
Construction and land	35,528	—	35,528	36,232	—	—
Home equity line of credit (HELOC)	—	—	—	—	—	—
Commercial and industrial	—	—	—	—	—	—
Consumer	18,417	23,299	41,716	15,672	—	—
Total	$468,061	$135,488	$603,549	$554,067	$—	$—

	As of June 30, 2024
						Amortized Cost
	Nonaccrual Loans	Nonaccrual Loans		Total Nonaccrual	Interest Income	Basis of Loans 90+
	With No Allowance	With an Allowance	Total Nonaccrual	Loans at Beginning	Recognized on	Days Past Due
	for Credit Losses	for Credit Losses	Loans	of Year	Nonaccrual Loans	Not on Nonaccrual
Real estate loans:
Commercial	$—	$—	$—	$—	$—	$—
Residential	502,163	—	502,163	304,096	—	—
Multifamily	—	—	—	—	—	—
Agricultural	—	—	—	—	—	—
Construction and land	36,232	—	36,232	—	—	—
Home equity line of credit (HELOC)	—	—	—	—	—	—
Commercial and industrial	—	—	—	—	—	—
Consumer	15,672	—	15,672	—	—	—
Total	$554,067	$—	$554,067	$304,096	$—	$—

During the three months ended September 30, 2024 and 2023, respectively, there were no significant modifications of loans to borrowers who were experiencing financial difficulty. The Company did not provide any modifications under these circumstances to borrowers.

Note 5:Capital and Regulatory Matters

Prior to September 30, 2024, the Bank had a community bank leverage ratio (CBLR) framework election in effect. Effective for the quarter ended September 30, 2024, the Bank opted out of that election.

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the financial statements of the Company and the Bank. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the Company’s assets, liabilities and certain off-balance-sheet items as calculated under U.S.

GAAP reporting requirements and regulatory capital standards. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Furthermore, the Bank’s regulators could require adjustments to regulatory capital not reflected in these financial statements.

Quantitative measures established by regulatory reporting standards to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk-weighted assets, common equity Tier 1 capital to total risk-weighted assets and of Tier 1 capital to average assets. Management believes, as of September 30, 2024, that the Bank meets all capital adequacy requirements to which it is subject.

At September 30, 2024, the Bank was categorized as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since the most recent notification that management believes have changed the Bank’s prompt corrective action category. The following table presents actual and required capital ratios for the Bank.

			To be Well Capitalized Under
	Actual		the Prompt Corrective Action Provision
(Dollars in thousands)	Amount	Ratio	Amount	Ratio
As of September 30, 2024
Common Equity Tier 1 Capital	$32,446	18.59%	$11,346	>6.5%
Tier 1 Risk-Based Capital	32,446	18.59	13,965	>8.0
Total Risk-Based Capital	33,484	19.18	17,456	>10.0
Tier 1 Leverage Capital	32,446	10.80	15,017	>5.0

On November 13, 2019, the federal regulators finalized and adopted a regulatory capital rule establishing a new community bank leverage ratio (CBLR), which became effective on January 1, 2020. The intent of the CBLR is to provide a simple alternative measure of capital adequacy for electing qualifying depository institutions and depository institution holding companies, as directed under the Economic Growth, Regulatory Relief, and Consumer Protection Act. If a qualifying depository institution, or depository institution holding company, elects to use such measure, such institution or holding company will be considered well capitalized if its ratio of Tier 1 capital to average total consolidated assets (i.e., leverage ratio) exceeds 9 percent, subject to a limited two quarter grace period, during which the leverage ratio cannot go 100 basis points below the then applicable threshold, and will not be required to calculate and report risk-based capital ratios. The Bank’s CBLR was 12.11 percent as of June 30, 2024. Management believes, as of June 30, 2024, that the Company met all capital adequacy requirements to which it is subject.

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

Recurring Measurements

The following table presents the fair value measurements of assets recognized in the accompanying balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2024 and June 30, 2024:

		Fair Value Measurements Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
	Fair	Identical Assets	Observable Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
September 30, 2024
U.S. Government agencies	$4,844,590	$—	$4,844,590	$—
Mortgage-backed GSEs	27,079,594	—	27,079,594	—
Collateralized mortgage obligations	128,771,733	—	128,771,733	—
Subordinated debt	2,568,130	—	2,568,130	—
State and political subdivisions	3,972,723	—	3,972,723	—

June 30, 2024
U.S. Government agencies	$5,714,090	$—	$5,714,090	$—
Mortgage-backed GSEs	27,760,412	—	27,760,412	—
Collateralized mortgage obligations	99,502,853	—	99,502,853	—
Subordinated debt	2,537,955	—	2,537,955	—
State and political subdivisions	3,829,642	—	3,829,642	—

Following is a description of the valuation methodologies used for assets measured at fair value on a recurring basis and recognized in the accompanying balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy. There are no liabilities measured at fair value on a recurring basis. There have been no significant changes in the valuation techniques during the three months ended September 30, 2024 and for the year ended June 30, 2024.

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

Nonrecurring Measurements

At September 30, 2024, the Company had two loans measured at fair value with a carrying value of $134,000, which are classified within Level 3 of the fair value hierarchy. The fair values of the loans are estimated using third-party appraisals of the collateral, less estimated costs to sell. The Company had no assets or liabilities measured at fair value on a nonrecurring basis at June 30, 2024.

The estimated fair values of the Company’s financial instruments not carried at fair value on the consolidated balance sheets at September 30, 2024 and June 30, 2024 are as follows:

	Carrying	Fair	Fair Value Measurements Using
	Value	Value	(Level 1)	(Level 2)	(Level 3)
September 30, 2024 (Unaudited)
Financial assets:
Cash and due from banks	$4,071,788	$4,071,788	$4,071,788	$—	$—
Loans, net	134,053,134	126,686,134	—	—	126,686,134
Stock in correspondent banks	1,057,600	1,057,600	—	1,057,600	—
Accrued interest receivable	1,025,188	1,025,188	1,025,188	—	—

Financial liabilities:
Deposits	245,137,246	246,484,489	89,745,489	—	156,739,000
Borrowings	32,700,000	32,634,000	—	—	32,634,000
Accrued interest payable	921,419	921,419	921,419	—	—

June 30, 2024
Financial assets:
Cash and due from banks	$31,630,525	$31,630,525	$31,630,525	$—	$—
Loans, net	126,391,092	115,890,092	—	—	115,890,092
Stock in correspondent banks	2,195,900	2,195,900	—	2,195,900	—
Accrued interest receivable	961,856	961,856	961,856	—	—

Financial liabilities:
Deposits	209,310,330	209,243,722	73,959,722	—	135,284,000
Borrowings	62,000,000	61,812,000	—	—	61,812,000
Accrued interest payable	778,831	778,831	778,831	—	—

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

Management uses the same credit policies in granting lines of credit as it does for on-balance-sheet instruments.

Commitments outstanding at September 30, 2024 and June 30, 2024 were as follows:

	September 30,	June 30,
	2024	2024
Commitments to originate loans	$3,090,078	$2,766,266
Undisbursed balance of loans closed	31,843,488	30,314,342
Total	$34,933,566	$33,080,608

Note 8:Loss Per Share

Loss per common share for the three months ended September 30, 2024 and 2023 is as follows:

	Three Months Ended
	September 30,
	2024	2023
Basic
Net loss	$(632,718)	$(438,859)

Shares outstanding for basic (loss) earnings per share:
Weighted-average common shares outstanding	1,886,124	1,922,924
Less average unearned ESOP shares	(133,330)	(146,142)
Weighted-average shares - basic	1,752,794	1,776,782

Basic loss per share	$(0.36)	$(0.25)

Diluted
Effect of dilutive stock-based awards
Weighted-average shares outstanding - basic	1,752,794	1,776,782
Stock options	—	—
Restricted stock	3,430	—
Weighted average shares - assuming dilution	1,756,224	1,776,782

Diluted loss per share	$(0.36)	$(0.25)

Stock options for 10,000 shares of common stock, were not considered in computing diluted earnings per common share for the three months ended September 30, 2024, because they were antidilutive. There were no stock options or restricted stock awards outstanding as of September 30, 2023.

Note 9:Borrowings

Borrowed funds at September 30, 2024 and June 30, 2024, are summarized as follows:

	September 30,		June 30,
	2024		2024
	Rate	Amount	Rate	Amount
Advances from Federal Home Loan Bank of Cincinnati	5.46%	$11,000,000	5.46%	$38,500,000
Advances from Federal Reserve Bank of Cleveland	4.76%	21,700,000	4.76%	23,500,000
Total borrowings		$32,700,000		$62,000,000

All borrowings from the Federal Reserve Bank (“FRB”) of Cleveland under the Bank Term Funding Program (“BTFP”) and Federal Home Loan Bank (“FHLB”) of Cincinnati mature in fiscal year 2025. Interest payments are due at maturity for the advances from the FRB and are due monthly for FHLB advances.

Based on collateral pledged, consisting of all shares of FHLB stock owned and a blanket pledge of approximately $68,664,000 and $65,848,000 of its qualifying mortgage loans as of September 30, 2024 and June 30, 2024, respectively, the Company had $33,934,000 and $3,945,000 in available borrowing capacity with the FHLB as of September 30, 2024 and June 30, 2024, respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of financial condition and results of operations is intended to assist in understanding the Company’s consolidated financial condition at September 30, 2024 and consolidated results of operations for the three months ended September 30, 2024 and 2023. It should be read in conjunction with the unaudited consolidated financial statements and the related notes appearing in Part I, Item 1, of this Quarterly Report on Form 10-Q.

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

Critical Accounting Policies and Use of Critical Accounting Estimates

Significant accounting policies are defined as those that are reflective of significant judgments and uncertainties and could reflect materially different results under different assumptions and conditions. Methodologies the Company uses when applying critical accounting policies and developing critical estimates are included in its Annual Report on Form 10-K for the year ended June 30, 2024. Our accounting policies for credit losses, investment securities, and income taxes comprise those that management believes involve the most critical estimates and aid in fully understanding and evaluating our reported financial results. There were no material changes from the significant accounting policies or critical accounting estimates previously disclosed in the Company’s Annual Report on Form 10-K for the year ended June 30, 2024

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Comparison of Financial Condition at September 30, 2024 and June 30, 2024

Total Assets. Total assets were $318.7 million at September 30, 2024, an increase of $7.4 million, or 2.4%, from June 30, 2024. The increase is part of the continued execution of the strategic plan by management to add higher yielding variable rate interest earning assets using fixed rate funding to offset the liability sensitive nature of the balance sheet. The increase was comprised mainly of $27.9 million in securities, $7.7 million in loans, offset by a decrease of $27.6 million in cash.

Cash and Due from Banks. Cash and due from banks decrease by $27.6 million, or -87.1%, to $4.1 million at September 30, 2024 from $31.6 million at June 30, 2024. The decrease was due primarily to the payoff of the overnight Cash Management Advance (“CMA”) line with FHLB at June 30, 2024.

Investment Securities. Investment securities increased $27.9 million, or 20.0%, to $167.2 million at September 30, 2024, from $139.3 million at June 30, 2024. Aggregate securities purchases of $34.9 million during the three months ended September 30, 2024, were partially offset by $8.2 million of calls, maturities and repayments, as well as a $977,000 increase in fair value of the securities over the period. The yield on investment securities was 5.9% for the three months ended September 30, 2024, compared to 4.9% for the three months ended September 30, 2023, reflecting the increase in market interest rates during the period, as well as the addition of higher yielding securities. The increase in investment securities is part of a forward-looking investment strategy to increase the number of variable rate investments financed by fixed rate deposit instruments, such as brokered certificates of deposits noted in the deposit section below, which will ultimately provide a more balanced interest rate risk profile. The increase is also part of an effort to more appropriately leverage the Company’s capital.

The $977,000 increase in the fair value of the investment securities was primarily attributable to the variability in market interest rates. As market interest rates decrease, the fair value of the securities increases. The unrealized losses are recorded to shareholders’ equity, net of tax, as management has determined that there are no credit quality concerns with the issuers of the securities and there is no intent to sell the securities and, as a result, the fair value is expected to recover as the securities approach their maturity dates.

Net Loans. Net loans increased by $7.7 million, or 6.1%, to $134.1 million at September 30, 2024, from $126.4 million at June 30, 2024. During the three months ended September 30, 2024, loan originations totaled $6.1 million, comprised of $3.9 million of loans secured by one-to-four family residential real estate, $302,000 of HELOCs, $158,000 of consumer loans, $1.3 million of commercial and industrial loans, and $398,000 in commercial. Increases in loan balances reflect our strategy to grow our loan portfolio, continuing to focus on owner-occupied one-to-four family residential real estate loans, while increasing our emphasis on commercial real estate loans and commercial and industrial loans. Management intends to continue to pursue growth in these loan segments in future periods.

Deposits. Deposits increased by $35.8 million, or 17.1%, to $245.1 million at September 30, 2024 from $209.3 million at June 30, 2024. Core deposits (defined as all deposits other than brokered deposits) increased $18.9 million, or 15.1%, to $144.1 million at September 30, 2024 from $125.2 million at June 30, 2024. Brokered Certificates of deposit increased $22.3 million, or 26.5%, to $106.4 million at September 30, 2024 from $84.1 million at June 30, 2024.

Shareholders’ Equity. Shareholders’ equity increased $211,000, or 0.6%, to $36.8 million at September 30, 2024 from $36.5 million at June 30, 2024. Primarily a result of a net tax effect on unrealized gains on securities of $772,000, offset in part by a net loss of $633,000 for the three months ended September 30, 2024, which includes certain one-time expenses noted in the noninterest expense section below, and partially offset by ESOP shares committed to be released.

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

	For the Three Months Ended September 30,
	2024			2023
	Average			Average
	Outstanding		Yield/	Outstanding		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate

Interest-earning assets:
Loans	$132,700	$1,750	5.28%	$86,737	$890	4.10%
Investment securities	148,687	2,270	6.11	86,056	1,046	4.86
Interest-bearing deposits and other	9,467	123	5.20	14,328	145	4.05
Total interest-earning assets	290,854	4,143	5.70	187,121	2,081	4.45
Non-interest-earning assets	11,291			3,625
Allowance for loan losses	(806)			(351)
Total assets	$301,339			$190,395

Interest-bearing liabilities:
Interest-bearing demand	$34,717	$99	1.14%	$26,526	$70	1.06%
Savings and money market	48,800	286	2.34	40,072	77	0.77
Certificates of deposit	144,892	1,738	4.80	63,153	556	3.52
Total deposits	228,409	2,123	3.72	129,751	703	2.17
Borrowings	31,171	396	5.08	21,100	293	5.55
Total interest-bearing liabilities	259,580	2,519	3.88	150,851	996	2.64
Non-interest-bearing liabilities	4,313			1,532
Total liabilities	263,893			152,383
Equity	37,446			38,011
Total liabilities and equity	$301,339			$190,394

Net interest income		$1,624			$1,085
Net interest rate spread (1)			1.82%			1.81%
Net interest-earning assets (2)	$31,274			$36,270
Net interest margin (3)			2.23%			2.32%
Average interest-earning assets to interest-bearing liabilities	112.05%			124.04%
(1)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets.

Comparison of Operating Results for the Three Months Ended September 30, 2024 and 2023

General. Net loss for the three months ended September 30, 2024 was $633,000, an increase of $194,000, or 44.2%, compared to net loss of $439,000 for the three months ended September 30, 2023. The increase in net loss was primarily due to a $842,000 increase in noninterest expense, which included certain one-time expenses as noted in the noninterest expense section below, that was partially offset by an increase in pre-provision net interest income of $539,000 as we continue to see incremental increases as a result of the addition of higher yielding investment securities and commercial loans. We continue to execute the strategic process of building out the balance sheet and adding organic interest earning assets funded with organic deposits.

Interest Income. Interest income increased $2.0 million, or 99.1%, to $4.1 million for the three months ended September 30, 2024, compared to $2.1 million for the three months ended September, 30, 2023. This increase was attributable to a $1.2 million, or 117.1%, increase in interest on investment securities and a $860,000, or 96.7%, increase in interest on loans, and is reflective of management’s strategy to continue to add higher yielding interest earnings assets to the balance sheet.

The average balance of loans during the three months ended September 30, 2024, increased by $46.0 million, or 53.0%, from the average balance for the three months ended September 30, 2023, while the average yield on loans increased by 117 basis points to 5.27% for the three months ended September 30, 2024, from 4.10% for the three months ended September 30, 2023. The increase in average yield reflects the increases in market interest rates impacting the loan portfolio, as well as the addition of several higher yielding loans as the Company continues to add commercial loans to the portfolio.

The average balance of investment securities increased $62.6 million, or 72.8%, to $148.7 million for the three months ended September 30, 2024, from $86.1 million for the three months ended September 30, 2023, while the average yield on investment securities increased by 125 basis points to 6.11% for the three months ended September 30, 2024, from 4.86% for the three months ended September 30, 2023. This increase in yields resulted from the effects of management’s purchasing of higher yielding securities beginning in March 2023.

The average balance of interest-bearing deposits and other, comprised of overnight deposits and stock in the Federal Home Loan Bank and Federal Reserve Bank, decreased $4.9 million, or -33.9%, for the three months ended September 30, 2024, and the average yield increased 113 basis points to 5.18% for the three months ended September 30, 2024, from 4.05% for the three months ended September 30, 2023.

Interest Expense. Total interest expense increased $1.5 million, or 152.8%, to $2.5 million for the three months ended September 30, 2024, from $996,000 for the three months ended September 30, 2023. The increase was due to an increase of 155 basis points in the average cost of deposits to 3.72% for the three months ended September 30, 2024, from 2.17% for the three months ended September 30, 2023, reflecting how management has had to increase the offered rates to be competitive in efforts to maintain and grow deposits. The increase in interest expense also includes a $103,000 increase to $396,000 for the three months ended September 30, 2024, compared to expense of $293,000 for the three months ended September 30, 2023, related to advances from the Federal Home Loan Bank and the Federal Reserve Bank under the Bank Term Funding Program. The advances have been part of a strategic initiative to fund higher yielding assets to help offset net interest margin compression experienced throughout the industry as a result of higher interest rates

Net Interest Income. Net interest income increased $539,000, or 49.7%, to $1.6 million for the three months ended September 30, 2024, compared to $1.1 million for the three months ended September 30, 2023, while net interest margin decreased 9 basis points to 2.23% for the three months ended September 30, 2024, from 2.32% for the three months ended September 30, 2023.

Provision for Credit Losses. The total provision for credit losses on loans and unfunded commitments was $89,000 for the three months ended September 30, 2024, compared to $129,000 for the three months ended September 30, 2023. In both periods, the provision for credit losses was largely attributable to commercial loan growth.

Total nonperforming and substandard loans were $604,000 at September 30, 2024, compared to $414,000 at September 30, 2023. Total loans past due greater than 30 days were $2.9 million and $760,000 at those respective dates. As a percentage of nonperforming and substandard loans, the allowance for credit losses was 138.9% at September 30, 2024, compared to 160.0% at September 30, 2023.

The allowance for credit losses reflects the estimate management believes to be appropriate to cover lifetime probable losses which were inherent in the loan portfolio at September 30, 2024 and 2023. While management believes the estimates and assumptions used in the determination of the adequacy of the allowance are reasonable, such estimates and assumptions could be proven incorrect in the future, and the actual amount of future provisions may exceed the amount of past provisions. Furthermore, as an integral part of its examination process, the OCC will periodically review our allowance for credit losses. The OCC may have judgments different than those of management, and we may determine to increase our allowance as a result of these regulatory reviews. Any material increase in the allowance for credit losses may adversely affect our financial condition and results of operations.

Non-Interest Income. Non-interest income remained flat for the three months ended September 30, 2024, at $50,000, compared to $45,000 for the three months ended September 30, 2023.

Non-Interest Expense. Non-interest expense increased $842,000, or 54.0%, to $2.4 million for the three months ended September 30, 2024, compared to $1.6 million for the three months ended September 30, 2023. This was primarily due to the increase in salaries and wages of $398,000, representative of our investing in staff as we continue to add key positions vital to the expansion and growth of the Company. Additionally, occupancy expenses have increased as a result of our Fort Wayne location which was not in place in September 2023. Other increases are seen in data processing fees as we continue to build out our suite of products with each product adding to ongoing recurring monthly expenses and increases of $59,000 in FDIC insurance premiums associated with our deposit growth. There were also $249,000 of one-time expenses incurred during the three months ended September 30, 2024. See additional discussion of one-time expenses further below.

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

The following is management’s classification of these expenses for fiscal year 2023, 2024, and year to date fiscal year 2025:

	Year Ended June 30,		Quarter Ended	Total since
	2023	2024	September 30, 2024	Conversion
Category
Termination of defined benefit plan	$1,052,000	$261,000	$—	$1,313,000
Contract termination and related personnel costs	256,000	206,000	2,000	464,000
IT and software maintenance and related consulting fees	102,000	154,000	8,000	264,000
Branding related costs	5,000	385,000	129,000	519,000
Other costs	—	105,000	110,000	215,000
Total one-time expenses	$1,415,000	$1,111,000	$249,000	$2,775,000

Federal Income Taxes. Provision for federal income taxes benefit increased $52,000, or 41.7%, to a $175,000 benefit provision for the three months ended September 30, 2024, compared to a $124,000 benefit provision for the three months ended September 30, 2023. The increase in the federal income tax benefit provision was due primarily to a $245,000, or 43.6%, increase in pretax net loss.

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, and proceeds from maturities of securities. We also have the ability to borrow from the Federal Home Loan Bank of Cincinnati and the Federal Reserve Bank of Cleveland under the Bank Term Funding Program. At September 30, 2024, we had outstanding borrowings of $21.7 million from the Federal Reserve Bank of Cleveland and $11.0 million from the Federal Home Loan Bank of Cincinnati. At September 30, 2024, we had the capacity to borrow $33.9 million from the Federal Home Loan Bank of Cincinnati.

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

Prior to September 30, 2024, the Bank had a community bank leverage ratio (CBLR) framework election in effect. Effective for the quarter ended September 30, 2024, the Bank opted out of that election.

At September 30, 2024, the Bank was categorized as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since the most recent notification that management believes have changed the Bank’s prompt corrective action category. The following table presents actual and required capital ratios for the Bank.

			To be Well Capitalized Under
	Actual		the Prompt Corrective Action Provision
(Dollars in thousands)	Amount	Ratio	Amount	Ratio
As of September 30, 2024
Common Equity Tier 1 Capital	$32,446	18.59%	$11,346	>6.5%
Tier 1 Risk-Based Capital	32,446	18.59	13,965	>8.0
Total Risk-Based Capital	33,484	19.18	17,456	>10.0
Tier 1 Leverage Capital	32,446	10.80	15,017	>5.0

Off-Balance Sheet Arrangements. At September 30, 2024, we had $34.9 million of outstanding commitments to originate loans. Certificates of deposit that are scheduled to mature in less than one year from September 30, 2024 totaled $44.5 million. Management expects that a substantial portion of the maturing certificates of deposit will be renewed. However, if a substantial portion of these deposits is not retained, we may utilize Federal Home Loan Bank of Cincinnati advances or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

Item 3.Quantitative and Qualitative Disclosures About Market Risk

Not applicable, as the Company is a smaller reporting company.

Item 4.Controls and Procedures

Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2024. These disclosure controls and procedures are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities and Exchange Act of 1934, as amended, such as this report, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to the Company’s management, including the President and Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding the required disclosure. Based on that evaluation, the Company’s management, including the President and Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were ineffective as of September 30, 2024.

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

As of September 30, 2024, the Company’s management, including the Company’s principal executive officer and principal financial officer, has assessed the effectiveness of its internal control over financial reporting using the criteria set forth in the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). Based on the assessment using those criteria, management identified material weaknesses related to the Company’s internal control over financial reporting and, as such, concluded that the Company’s internal control over financial reporting was ineffective as of September 30, 2024. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements would not be prevented or detected on a timely basis. The following material weaknesses were identified in the Company’s internal control over financial reporting:

●	The Company has not identified, designed and maintained all applicable internal controls which has led to a level of precision on account reconciliations and review of financial statements that is less than what is required of an SEC filer. The material weakness did not result in a material misstatement.

The Company has concluded that the existence of these material weaknesses did not result in a material misstatement of the Company’s financial statements included in its Annual Report on Form 10-K for the year ended June 30, 2024, or in its Quarterly Report on Form 10-Q for the quarter ended September 30, 2024.

Changes in Internal Control Over Financial Reporting

During the quarter ended September 30, 2024 and year ended June 30, 2024, the Company made notable improvements in its internal controls over financial reporting. In addition to adding a new Chief Financial Officer and Corporate Controller in calendar year 2023, the Company also added two additional accounting staff early in calendar 2024, allowing for additional segregation of duties and more levels of review. Management has also engaged, and is currently working with a third party on a SOX gap analysis, internal control risk assessment, and regularly occurring internal audits. This work began in September 2024 and is ongoing. The Company expects this work to allow the Company to develop and implement enhanced internal controls over financial reporting.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.Defaults Upon Senior Securities

Not applicable.

Item 4.Mine Safety Disclosures

Not applicable.

Item 5.Other Information

During the three month period ending September 30, 2024, none of the Company’s directors or executive officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as such terms are defined under Item 408 of Regulation S-K.

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
101

The following materials for the quarter ended September 30, 2024, formatted in Inline XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) Condensed Consolidated Statements of Changes in Shareholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101)

* Filed concurrently herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VWF BANCORP, INC.

Date: November 15, 2024	/s/ Michael D. Cahill
Michael D. Cahill
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 15, 2024	/s/ Richard W. Brackin
Richard W. Brackin
EVP, Chief Financial Officer
(Principal Financial and Accounting Officer)