Form 10-Q
period 2024-12-31
VWF Bancorp, Inc.
filed 2025-02-13
CIK 1913838

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2024

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

As of February 13, 2025, the Registrant had 1,951,765 shares of common stock issued, of which 1,911,413 are outstanding.

VWF Bancorp, Inc.

Form 10-Q

Part I. – Financial Information

Item 1.Financial Statements

VWF Bancorp, Inc.

Condensed Consolidated Balance Sheets

December 31, 2024 and June 30, 2024

	December 31,	June 30,
	2024	2024
	(Unaudited)
Assets
Cash and due from banks	$15,683,580	$31,630,525
Available-for-sale debt securities	151,324,289	139,344,952
Loans, net of allowance for credit losses of $990,926 at December 31, 2024 and $772,969 June 30, 2024, respectively	148,515,448	126,391,092
Premises and equipment	3,044,902	2,261,260
Stock in correspondent banks	947,100	2,195,900
Bank owned life insurance	5,420,459	5,351,048
Accrued interest receivable	1,044,442	961,856
Right-of-use asset - operating lease	1,346,020	1,406,905
Other assets	1,863,359	1,710,583
Total assets	$329,189,599	$311,254,121

Liabilities and Shareholders' Equity

Liabilities
Deposits
Demand	$43,874,287	$26,493,048
Savings and money market	52,929,108	47,466,674
Time	192,864,993	135,350,608
Total deposits	289,668,388	209,310,330

Borrowings	—	62,000,000
Advances from borrowers	801,899	137,722
Operating lease liability	1,407,248	1,442,620
Accrued interest payable and other liabilities	1,577,505	1,815,617
Total liabilities	293,455,040	274,706,289

Commitments and Contingencies

Shareholders' Equity
Preferred stock, $0.01 par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 14,000,000 shares authorized, 1,911,413 and 1,914,965 outstanding at December 31, 2024 and June 30, 2024, respectively	19,229	19,229
Additional paid-in capital	18,114,342	18,006,472
Treasury stock, 40,352 and 36,800 shares at December 31, 2024 and June 30, 2024, respectively	(658,384)	(598,000)
Unearned ESOP	(1,307,588)	(1,346,047)
Retained earnings	19,944,445	22,843,782
Accumulated other comprehensive loss	(377,485)	(2,377,604)
Total shareholders' equity	35,734,559	36,547,832
Total liabilities and shareholders' equity	$329,189,599	$311,254,121

See Notes to Condensed Consolidated Financial Statements

VWF Bancorp, Inc.

Condensed Consolidated Statements of Operations

For the Three and Six Months Ended December 31, 2024 and 2023

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2024	2023	2024	2023

	(Unaudited)		(Unaudited)
Interest Income
Loans	$2,028,901	$1,147,108	$3,778,705	$2,036,782
Investment securities	2,412,805	1,560,823	4,682,774	2,606,594
Interest-bearing deposits and other	175,168	133,325	297,697	278,625
Total interest income	4,616,874	2,841,256	8,759,176	4,922,001
Interest Expense
Deposits	2,606,073	1,019,634	4,729,086	1,722,967
Borrowings	149,685	535,879	545,517	828,860
Total interest expense	2,755,758	1,555,513	5,274,603	2,551,827
Net Interest Income	1,861,116	1,285,743	3,484,573	2,370,174

Provision for Credit Losses - Loans	152,365	90,233	217,957	219,255
Provision for Credit Losses - Off Balance Sheet Credit Exposure	95,769	3,432	118,822	3,075
Credit Loss Expense	248,134	93,665	336,779	222,330

Net Interest Income After Provision for Credit Losses	1,612,982	1,192,078	3,147,794	2,147,844
Noninterest Income
Bank owned life insurance	34,786	31,150	69,411	61,180
Other income	90,953	23,195	115,392	34,631
Total noninterest income	125,739	54,345	184,803	95,811
Noninterest Expense
Salaries and employee benefits	1,135,672	785,351	2,248,035	1,500,132
Directors fees	87,523	46,250	175,570	91,950
Occupancy and equipment	203,356	100,484	394,414	250,858
Data processing fees	178,268	147,236	377,669	231,505
Franchise taxes	68,383	41,196	136,765	82,391
FDIC insurance premiums	117,759	21,851	196,049	40,889
Professional services	171,529	219,516	417,202	415,462
Advertising and marketing	126,312	81,798	205,007	148,217
Loss on sale of investment securities	2,366,160	—	2,366,160	1,951
Foreclosed assets, net	—	(8,500)	—	(6,064)
Loss (Gain) on disposal of assets	(2,027)	—	7,188	(2,866)
Other	239,080	197,979	569,787	438,513
Total noninterest expense	4,692,015	1,633,161	7,093,846	3,192,938
Loss before income taxes	(2,953,294)	(386,738)	(3,761,249)	(949,283)
Provision for income taxes (benefits)	(686,675)	(87,416)	(861,912)	(211,102)
Net Loss	$(2,266,619)	$(299,322)	$(2,899,337)	$(738,181)

Basic Loss Per Share	$(1.29)	$(0.17)	$(1.65)	$(0.42)
Diluted Loss Per Share	$(1.29)	$(0.17)	$(1.65)	$(0.42)

See Notes to Condensed Consolidated Financial Statements

VWF Bancorp, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

For the Three and Six Months Ended December 31, 2024 and 2023

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2024	2023	2024	2023

	(Unaudited)		(Unaudited)
Net loss	$(2,266,619)	$(299,322)	$(2,899,337)	$(738,181)
Other comprehensive income (loss):
Net unrealized gains (losses) on available-for-sale securities	(811,241)	681,859	165,636	71,701
Reclassification adjustment for losses included in net income	2,366,160	—	2,366,160	—
Tax (expense) benefit	(326,533)	(143,190)	(531,677)	(15,056)
Other comprehensive income	1,228,386	538,669	2,000,119	56,645
Comprehensive income (loss)	$(1,038,233)	$239,347	$(899,218)	$(681,536)

See Notes to Condensed Consolidated Financial Statements

VWF Bancorp, Inc.

Condensed Consolidated Statements of Changes in Shareholders’ Equity

For the Three and Six Months Ended December 31, 2024 and 2023

	Three Months Ended
						Accumulated
			Unearned			Other
	Common	Additional	ESOP	Retained	Treasury	Comprehensive	Shareholders'
	Stock	Paid-in Capital	Shares	Earnings	Stock, at Cost	Loss	Equity

	(Unaudited)
Balance at October 1, 2023	$19,229	$17,875,071	$(1,461,422)	$24,424,456	$—	$(3,333,383)	$37,523,951
ESOP shares committed to be released	—	36,925	76,917	—	—	—	113,842
Net loss	—	—	—	(299,322)	—	—	(299,322)
Other comprehensive income	—	—	—	—	—	538,669	538,669
Balance at December 31, 2023	$19,229	$17,911,996	$(1,384,505)	$24,125,134	$—	$(2,794,714)	$37,877,140

Balance at October 1, 2024	$19,229	$18,059,154	$(1,326,817)	$22,211,064	$(598,000)	$(1,605,871)	$36,758,759
ESOP shares committed to be released	—	9,615	19,229	—	—	—	28,844
Net loss	—	—	—	(2,266,619)	—	—	(2,266,619)
Other comprehensive income	—	—	—	—	—	1,228,386	1,228,386
Purchase of treasury stock	—	—	—	—	(60,384)	—	(60,384)
Stock compensation expense	—	45,573	—	—	—	—	45,573
Balance at December 31, 2024	$19,229	$18,114,342	$(1,307,588)	$19,944,445	$(658,384)	$(377,485)	$35,734,559

	Six Months Ended
						Accumulated
			Unearned			Other
	Common	Additional	ESOP	Retained	Treasury	Comprehensive	Shareholders'
	Stock	Paid-in Capital	Shares	Earnings	Stock, at Cost	Loss	Equity

	(Unaudited)
Balance at July 1, 2023	$19,229	$17,875,071	$(1,461,422)	$24,916,481	$—	$(2,851,359)	$38,498,000
Cumulative-effect adjustment for adoption of ASU 2016-13	—	—	—	(53,166)	—	—	(53,166)
Balance at July 1, 2023, as adjusted for change in accounting principle	19,229	17,875,071	(1,461,422)	24,863,315	—	(2,851,359)	38,444,834
ESOP shares committed to be released	—	36,925	76,917	—	—	—	113,842
Net loss	—	—	—	(738,181)	—	—	(738,181)
Other comprehensive income	—	—	—	—	—	56,645	56,645
Balance at December 31, 2023	$19,229	$17,911,996	$(1,384,505)	$24,125,134	$—	$(2,794,714)	$37,877,140

Balance at July 1, 2024	$19,229	$18,006,472	$(1,346,047)	$22,843,782	$(598,000)	$(2,377,604)	$36,547,832
ESOP shares committed to be released	—	19,508	38,459	—	—	—	57,967
Net loss	—	—	—	(2,899,337)	—	—	(2,899,337)
Other comprehensive income	—	—	—	—	—	2,000,119	2,000,119
Purchase of treasury stock	—	—	—	—	(60,384)	—	(60,384)
Stock compensation expense	—	88,362	—	—	—	—	88,362
Balance at December 31, 2024	$19,229	$18,114,342	$(1,307,588)	$19,944,445	$(658,384)	$(377,485)	$35,734,559

See Notes to Condensed Consolidated Financial Statements

VWF Bancorp, Inc.

Condensed Consolidated Statements of Cash Flows

For the Six Months Ended December 31, 2024 and 2023

	Six Months Ended
	December 31,
	2024	2023

	(Unaudited)
Operating Activities
Net loss	$(2,899,337)	$(738,181)
Items not requiring (providing) cash:
Depreciation and amortization	201,376	57,219
Amortization (accretion) of premiums and discounts, net	(118,751)	(145,195)
Deferred income taxes	(867,318)	123,066
Provision for credit losses	336,779	222,330
Loss on sale of investment securities	2,366,160	1,951
Net losses on sale of foreclosed assets	—	2,436
Interest capitalization on available-for-sale securities	(310,172)	—
Loss (Gain) on disposal of assets	7,188	(2,866)
Increase in cash surrender value of bank-owned life insurance	(69,411)	(61,180)
Stock and ESOP compensation expense	146,329	57,688
Changes in:
Accrued interest receivable	(82,586)	(317,784)
Operating lease liability	(35,372)	9,922
Other assets and liabilities	(174,069)	(55,982)
Net cash used in operating activities	(1,499,184)	(846,576)
Investing Activities
Purchases of available-for-sale securities	(48,787,757)	(86,183,713)
Proceeds from sales of available-for-sale securities	17,206,183	2,989,042
Proceeds from calls, maturities and paydowns of available-for-sale securities	20,196,796	27,851,825
Proceeds from sales of foreclosed assets	—	27,303
Net change in loans	(22,342,313)	(18,785,791)
Purchase of premises and equipment	(940,821)	(310,151)
Proceeds from sales of premises and equipment	9,500	—
Purchase of correspondent bank stock	(30,000)	(1,583,900)
Proceeds from redemption of correspondent bank stock	1,278,800	199,900
Net cash used in investing activities	(33,409,612)	(75,795,485)
Financing Activities
Net increase in deposit accounts	80,358,058	42,874,258
Proceeds from borrowings	31,101,000	74,500,000
Repayment of borrowings	(93,101,000)	(40,200,000)
Purchase of treasury stock	(60,384)	—
Net change in advances by borrowers	664,177	129,148
Net cash provided by financing activities	18,961,851	77,303,406

(Decrease) Increase in Cash and Cash Equivalents	(15,946,945)	661,345
Cash and Cash Equivalents, Beginning of Period	31,630,525	5,515,728
Cash and Cash Equivalents, End of Period	$15,683,580	$6,177,073

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Interest on deposits and borrowings	$5,772,309	$2,302,732

Supplemental Disclosure of Noncash Financing Activities
ROU asset obtained in exchange for new operating lease liability	$—	$750,293
Loans transferred to OREO	—	70,943

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

Basis of Presentation

The interim unaudited consolidated financial statements as of December 31, 2024, and for the three and six months ended December 31, 2024 and 2023, are unaudited and reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. Such adjustments are the only adjustments contained in these unaudited consolidated financial statements. These unaudited consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission and, therefore, certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) have been omitted. The results of operations for the three and six months ended December 31, 2024, are not necessarily indicative of the results to be achieved for the remainder of the year ending June 30, 2025, or any other period.

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

Amortized cost excludes accrued interest receivable, which is included in Accrued Interest Receivable on the consolidated balance sheets. At December 31, 2024 and June 30, 2024, accrued interest receivable on available for sale securities was $453,000 and $467,000, respectively, and is excluded from the estimate of credit losses.

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

Accrued interest receivable on the Company’s loans, which is included in Accrued Interest Receivable on the consolidated balance sheets at December 31, 2024 and June 30, 2024 was $546,000 and $457,000, respectively, and is excluded from the estimate of credit losses.

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

	(Unaudited)
Available-for-sale Securities:
December 31, 2024
Mortgage-backed Government
Sponsored Enterprises (GSEs)	$17,429,944	$63,550	$69,913	$17,423,581
Collateralized mortgage obligations (CMOs)	129,622,174	392,770	674,676	129,340,268
Subordinated debt	4,750,000	—	189,560	4,560,440
	$151,802,118	$456,320	$934,149	$151,324,289

		Gross	Gross
	Amortized	Unrealized	Unrealized	Approximate
	Cost	Gains	Losses	Fair Value
Available-for-sale Securities:
June 30, 2024
U.S. Government agencies	$6,000,000	$—	$285,910	$5,714,090
Mortgage-backed Government
Sponsored Enterprises (GSEs)	29,387,507	49,792	1,676,887	27,760,412
Collateralized mortgage obligations (CMOs)	99,668,482	293,565	459,194	99,502,853
Subordinated debt	2,750,000	—	212,045	2,537,955
State and political subdivisions	4,548,588	—	718,946	3,829,642
	$142,354,577	$343,357	$3,352,982	$139,344,952

The amortized cost and fair value of available-for-sale securities at December 31, 2024, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties:

	December 31, 2024
	Available-for-sale
	Amortized	Fair
	Cost	Value

	(Unaudited)
Within one year	$—	$—
One to five years	—	—
Five to ten years	4,750,000	4,560,440
After ten years	—	—
	4,750,000	4,560,440
Mortgage-backed GSE's and CMO's	147,052,118	146,763,849
Totals	$151,802,118	$151,324,289

The carrying value of securities pledged as collateral, to secure public deposits, borrowings, and for other purposes, was $81,553,000 and $54,822,000 at December 31, 2024 and June 30, 2024, respectively.

During the three and six months ended December 31, 2024, proceeds from sales of securities totaled $17,206,000. Such sales resulted in realized losses of $2,366,000. During the six months ended December 31, 2023, proceeds from sales of securities totaled $2,989,000. Such sales resulted in realized losses of $2,000. There were no such sales during the three months ended December 31, 2023.

Certain investments in debt securities are reported in the financial statements at an amount less than their historical cost. Total fair value of these investments at December 31, 2024 and June 30, 2024 was $66,188,000 and $85,595,000, respectively, which is approximately 44 percent and 61 percent, respectively, of the fair value of the Company’s total investment portfolio. Management believes that all unrealized losses at December 31, 2024 and June 30, 2024 resulted from temporary changes in interest rates and current market conditions and not a result of credit deterioration.

Information related to unrealized losses in the investment portfolio as of December 31, 2024 and June 30, 2024 is summarized as follows:

	December 31, 2024
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses

	(Unaudited)
Mortgage-backed Government
Sponsored Enterprises (GSEs)	$2,612,991	$8,889	$3,063,702	$61,024	$5,676,693	$69,913
Collateralized mortgage obligations	46,176,818	508,853	11,774,489	165,823	57,951,307	674,676
Subordinated debt	1,688,750	61,250	871,690	128,310	2,560,440	189,560
Total available-for-sale securities	$50,478,559	$578,992	$15,709,881	$355,157	$66,188,440	$934,149

	June 30, 2024
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
U.S. Government agencies	$—	$—	$5,714,090	$285,910	$5,714,090	$285,910
Mortgage-backed Government
Sponsored Enterprises (GSEs)	2,910,227	3,516	13,077,539	1,673,371	15,987,766	1,676,887
Collateralized mortgage obligations	55,863,004	418,582	1,662,871	40,612	57,525,875	459,194
Subordinated debt	1,688,750	61,250	849,205	150,795	2,537,955	212,045
State and political subdivisions	—	—	3,829,642	718,946	3,829,642	718,946
Total available-for-sale securities	$60,461,981	$483,348	$25,133,347	$2,869,634	$85,595,328	$3,352,982

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

Note 4:Loans and Allowance for Credit Losses

Categories of loans at December 31, 2024 and June 30, 2024 include:

	December 31,	June 30,
	2024	2024
	(Unaudited)
Real estate loans:
Commercial	$27,808,261	$19,724,941
Residential	74,028,147	69,826,726
Multifamily	642,881	659,257
Agricultural	4,104,394	4,213,660
Construction and land	26,249,385	17,644,710
Home equity line of credit (HELOC)	2,284,378	1,622,877
Commercial and industrial	15,227,430	14,879,004
Consumer	983,855	955,415
Total loans	151,328,731	129,526,590
Less:
Undisbursed loans in process	1,727,364	2,222,582
Net deferred loan fees	94,993	139,947
Allowance for credit losses	990,926	772,969
Net loans	$148,515,448	$126,391,092

The following tables present the activity in the allowance for credit losses based on portfolio segment for the three and six months ended December 31, 2024 and 2023.

	Balance	Provision (credit)			Balance
	September 30, 2024	for loan losses	Charge-offs	Recoveries	December 31, 2024

	(Unaudited)
Real estate loans:
Commercial	$212,477	$97,046	$—	$—	$309,523
Residential	181,293	3,858	—	—	185,151
Multifamily	1,254	(10)	—	—	1,244
Agricultural	12,136	(291)	—	—	11,845
Construction and land	253,894	35,613	—	—	289,507
HELOC	3,456	817	—	—	4,273
Commercial and industrial	171,803	16,267	—	—	188,070
Consumer	2,248	(935)	—	—	1,313
Total	$838,561	$152,365	$—	$—	$990,926

Unfunded loan commitments and letters of credit	$199,406	$95,769	$—	$—	$295,175

	Balance	Provision (credit)			Balance
	September 30, 2023	for loan losses	Charge-offs	Recoveries	December 31, 2023

	(Unaudited)
Real estate loans:
Commercial	$40,492	$38,845	$—	$—	$79,337
Residential	214,574	(6,210)	—	—	208,364
Multifamily	1,757	(202)	—	—	1,555
Agricultural	15,791	(2,261)	—	—	13,530
Construction and land	73,004	48,298	—	—	121,302
HELOC	1,253	868	—	—	2,121
Commercial and industrial	90,448	(1,484)	—	—	88,964
Consumer	1,920	12,379	—	—	14,299
Total	$439,239	$90,233	$—	$—	$529,472

Unfunded loan commitments and letters of credit	$20,146	$3,432	$—	$—	$23,578

	Balance	Provision (credit)					Balance
	June 30, 2024	for loan losses	Charge-offs		Recoveries		December 31, 2024

	(Unaudited)
Real estate loans:
Commercial	$206,959	$102,564	$		$		$309,523
Residential	174,613	10,538		—		—	185,151
Multifamily	1,275	(31)		—		—	1,244
Agricultural	12,161	(316)		—		—	11,845
Construction and land	190,594	98,913		—		—	289,507
HELOC	3,051	1,222		—		—	4,273
Commercial and industrial	183,011	5,059		—		—	188,070
Consumer	1,305	8		—		—	1,313
Total	$772,969	$217,957		$—		$—	$990,926

Unfunded loan commitments and letters of credit	$176,353	$118,822		$—		$—	$295,175

	Balance	Adoption of	Provision (credit)			Balance
	June 30, 2023	ASC 326	for loan losses	Charge-offs	Recoveries	December 31, 2023

	(Unaudited)
Real estate loans:
Commercial	$27,379	$(2,203)	$54,161	$—	$—	$79,337
Residential	167,714	41,930	(1,280)	—	—	208,364
Multifamily	1,786	(9)	(222)	—	—	1,555
Agricultural	17,091	(1,196)	(2,365)	—	—	13,530
Construction and land	12,491	10,144	98,667	—	—	121,302
HELOC	34,779	(33,888)	1,230	—	—	2,121
Commercial and industrial	882	31,562	56,520	—	—	88,964
Consumer	1,300	455	12,544	—	—	14,299
Total	$263,422	$46,795	$219,255	$—	$—	$529,472

Unfunded loan commitments and letters of credit	$—	$20,503	$3,075	$—	$—	$23,578

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

The following shows the amortized cost of loans, segregated by portfolio segment, credit quality rating and year of origination as of December 31, 2024, and gross charge-offs for the six months ended December 31, 2024:

							Revolving Loans
							Amortized
	2025	2024	2023	2022	2021	Prior	Cost Basis	Total

	(Unaudited)
December 31, 2024
Commercial
Pass (1-3)	$5,534,732	$16,601,161	$1,091,835	$1,419,550	$310,836	$2,135,309	$714,838	$27,808,261
Monitor (4)	—	—	—	—	—	—	—	—
Special Mention (5)	—	—	—	—	—	—	—	—
Substandard (6)	—	—	—	—	—	—	—	—
Doubtful (7)	—	—	—	—	—	—	—	—
Total commercial	$5,534,732	$16,601,161	$1,091,835	$1,419,550	$310,836	$2,135,309	$714,838	$27,808,261
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Multifamily
Pass (1-3)	$—	$—	$—	$642,881	$—	$—	$—	$642,881
Monitor (4)	—	—	—	—	—	—	—	—
Special Mention (5)	—	—	—	—	—	—	—	—
Substandard (6)	—	—	—	—	—	—	—	—
Doubtful (7)	—	—	—	—	—	—	—	—
Total multifamily	$—	$—	$—	$642,881	$—	$—	$—	$642,881
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Agricultural
Pass (1-3)	$—	$629,495	$1,040,267	$824,713	$612,200	$782,498	$—	$3,889,173
Monitor (4)	—	—	—	—	—	215,221	—	215,221
Special Mention (5)	—	—	—	—	—	—	—	—
Substandard (6)	—	—	—	—	—	—	—	—
Doubtful (7)	—	—	—	—	—	—	—	—
Total agricultural	$—	$629,495	$1,040,267	$824,713	$612,200	$997,719	$—	$4,104,394
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Construction and land
Pass (1-3)	$3,129,574	$17,923,766	$5,145,029	$16,028	$—	$—	$—	$26,214,397
Monitor (4)	—	—	—	—	—	—	—	—
Special Mention (5)	—	—	—	—	—	—	—	—
Substandard (6)	—	—	—	—	—	34,988	—	34,988
Doubtful (7)	—	—	—	—	—	—	—	—
Total construction and land	$3,129,574	$17,923,766	$5,145,029	$16,028	$—	$34,988	$—	$26,249,385
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Commercial and industrial
Pass (1-3)	$3,379,406	$11,239,461	$123,566	$—	$—	$—	$—	$14,742,433
Monitor (4)	484,997	—	—	—	—	—	—	484,997
Special Mention (5)	—	—	—	—	—	—	—	—
Substandard (6)	—	—	—	—	—	—	—	—
Doubtful (7)	—	—	—	—	—	—	—	—
Total commercial and industrial	$3,864,403	$11,239,461	$123,566	$—	$—	$—	$—	$15,227,430
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Consumer
Pass (1-3)	$197,054	$446,319	$224,937	$91,674	$12,374	$11,497	$—	$983,855
Monitor (4)	—	—	—	—	—	—	—	—
Special Mention (5)	—	—	—	—	—	—	—	—
Substandard (6)	—	—	—	—	—	—	—	—
Doubtful (7)	—	—	—	—	—	—	—	—
Total consumer	$197,054	$446,319	$224,937	$91,674	$12,374	$11,497	$—	$983,855
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Residential
Performing	$7,512,210	$9,576,577	$5,373,840	$14,252,448	$15,888,542	$20,631,920	$266,739	$73,502,276
Nonperforming	—	—	143,835	45,599	111,210	225,227	—	525,871

Total residential	$7,512,210	$9,576,577	$5,517,675	$14,298,047	$15,999,752	$20,857,147	$266,739	$74,028,147
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
HELOC
Performing	$714,981	$1,121,158	$36,417	$153,062	$72,771	$174,322	$—	$2,272,711
Nonperforming	—	—	—	11,667	—	—	—	11,667
Total HELOC	$714,981	$1,121,158	$36,417	$164,729	$72,771	$174,322	$—	$2,284,378
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

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

The following tables present the Company’s loan portfolio aging analysis of the recorded investment in loans as of December 31, 2024 and June 30, 2024:

	December 31, 2024
			Greater Than				Total Loans >
	30-59 Days	60-89 Days	90 Days	Total		Total Loans	90 Days &
	Past Due	Past Due	Past Due	Past Due	Current	Receivable	Accruing

	(Unaudited)
Real estate loans:
Commercial	$215,844	$—	$—	$215,844	$27,592,417	$27,808,261	$—
Residential	1,203,398	594,685	132,613	1,930,696	72,097,451	74,028,147	—
Multifamily	—	—	—	—	642,881	642,881	—
Agricultural	—	—	—	—	4,104,394	4,104,394	—
Construction and land	34,988	—	—	34,988	26,214,397	26,249,385	—
HELOC	99,383	—	11,667	111,050	2,173,328	2,284,378	—
Commercial and industrial	—	—	—	—	15,227,430	15,227,430	—
Consumer	11,497	14,437	2,700	28,634	955,221	983,855	—
Total	$1,565,110	$609,122	$146,980	$2,321,212	$149,007,519	$151,328,731	$—

	June 30, 2024
			Greater Than				Total Loans >
	30-59 Days	60-89 Days	90 Days	Total		Total Loans	90 Days &
	Past Due	Past Due	Past Due	Past Due	Current	Receivable	Accruing
Real estate loans:
Commercial	$—	$—	$—	$—	$19,724,941	$19,724,941	$—
Residential	559,332	87,754	71,729	718,815	69,107,911	69,826,726	—
Multifamily	—	—	—	—	659,257	659,257	—
Agricultural	—	—	—	—	4,213,660	4,213,660	—
Construction and land	36,232	—	—	36,232	17,608,478	17,644,710	—
HELOC	—	—	—	—	1,622,877	1,622,877	—
Commercial and industrial	—	—	—	—	14,879,004	14,879,004	—
Consumer	1,528	3,522	—	5,050	950,365	955,415	—
Total	$597,092	$91,276	$71,729	$760,097	$128,766,493	$129,526,590	$—

Information regarding collateral dependent loans as of December 31, 2024 and June 30, 2024 is as follows:

	As of December 31, 2024
				Related
	Real Estate	Other	Total	Allowance

	(Unaudited)
Real estate
Commercial	$—	$—	$—	$—
Residential	525,871	—	525,871	—
Multifamily	—	—	—	—
Agricultural	—	—	—	—
Construction and land	34,988	—	34,988	—
Home equity line of credit (HELOC)	11,667	—	11,667	—
Commercial and industrial	—	—	—	—
Consumer	—	38,726	38,726	—
Totals	$572,526	$38,726	$611,252	$—

	As of June 30, 2024
				Related
	Real Estate	Other	Total	Allowance
Real estate
Commercial	$—	$—	$—	$—
Residential	502,163	—	502,163	—
Multifamily	—	—	—	—
Agricultural	—	—	—	—
Construction and land	36,232	—	36,232	—
Home equity line of credit (HELOC)	—	—	—	—
Commercial and industrial	—	—	—	—
Consumer	—	15,672	15,672	—
Totals	$538,395	$15,672	$554,067	$—

Information regarding nonaccrual loans as of December 31, 2024 and June 30, 2024 is as follows:

	As of December 31, 2024
						Amortized Cost
	Nonaccrual Loans	Nonaccrual Loans		Total Nonaccrual	Interest Income	Basis of Loans 90+
	With No Allowance	With an Allowance	Total Nonaccrual	Loans at Beginning	Recognized on	Days Past Due
	for Credit Losses	for Credit Losses	Loans	of Year	Nonaccrual Loans	Not on Nonaccrual

	(Unaudited)
Real estate loans:
Commercial	$—	$—	$—	$—	$—	$—
Residential	525,871	—	525,871	502,163	—	—
Multifamily	—	—	—	—	—	—
Agricultural	—	—	—	—	—	—
Construction and land	34,988	—	34,988	36,232	—	—
Home equity line of credit (HELOC)	11,667	—	11,667	—	—	—
Commercial and industrial	—	—	—	—	—	—
Consumer	38,726	—	38,726	15,672	—	—
Total	$611,252	$—	$611,252	$554,067	$—	$—

	As of June 30, 2024
						Amortized Cost
	Nonaccrual Loans	Nonaccrual Loans		Total Nonaccrual	Interest Income	Basis of Loans 90+
	With No Allowance	With an Allowance	Total Nonaccrual	Loans at Beginning	Recognized on	Days Past Due
	for Credit Losses	for Credit Losses	Loans	of Year	Nonaccrual Loans	Not on Nonaccrual
Real estate loans:
Commercial	$—	$—	$—	$—	$—	$—
Residential	502,163	—	502,163	304,096	—	—
Multifamily	—	—	—	—	—	—
Agricultural	—	—	—	—	—	—
Construction and land	36,232	—	36,232	—	—	—
Home equity line of credit (HELOC)	—	—	—	—	—	—
Commercial and industrial	—	—	—	—	—	—
Consumer	15,672	—	15,672	—	—	—
Total	$554,067	$—	$554,067	$304,096	$—	$—

During the six months ended December 31, 2024 and 2023, respectively, there were no significant modifications of loans to borrowers who were experiencing financial difficulty. The Company did not provide any modifications under these circumstances to borrowers.

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

Quantitative measures established by regulatory reporting standards to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk-weighted assets, common equity Tier 1 capital to total risk-weighted assets and of Tier 1 capital to average assets. Management believes, as of December 31, 2024, that the Bank meets all capital adequacy requirements to which it is subject.

At December 31, 2024, the Bank was categorized as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since the most recent notification that management believes have changed the Bank’s prompt corrective action category. The following table presents actual and required capital ratios for the Bank.

			To be Well Capitalized Under
	Actual		the Prompt Corrective Action Provision
(Dollars in thousands)	Amount	Ratio	Amount	Ratio
As of December 31, 2024
Common Equity Tier 1 Capital	$32,540	17.34%	$12,200	>6.5%
Tier 1 Risk-Based Capital	32,540	17.34	15,016	>8.0
Total Risk-Based Capital	33,826	18.02	18,770	>10.0
Tier 1 Leverage Capital	32,540	9.69	16,789	>5.0

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

Recurring Measurements

The following table presents the fair value measurements of assets recognized in the accompanying balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at December 31, 2024 and June 30, 2024:

		Fair Value Measurements Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
	Fair	Identical Assets	Observable Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
December 31, 2024 (Unaudited)
Mortgage-backed GSEs	$17,423,581	$—	$17,423,581	$—
Collateralized mortgage obligations	129,340,268	—	129,340,268	—
Subordinated debt	4,560,440	—	4,560,440	—

June 30, 2024
U.S. Government agencies	$5,714,090	$—	$5,714,090	$—
Mortgage-backed GSEs	27,760,412	—	27,760,412	—
Collateralized mortgage obligations	99,502,853	—	99,502,853	—
Subordinated debt	2,537,955	—	2,537,955	—
State and political subdivisions	3,829,642	—	3,829,642	—

Following is a description of the valuation methodologies used for assets measured at fair value on a recurring basis and recognized in the accompanying balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy. There are no liabilities measured at fair value on a recurring basis. There have been no significant changes in the valuation techniques during the six months ended December 31, 2024 and for the year ended June 30, 2024.

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

The estimated fair values of the Company’s financial instruments not carried at fair value on the consolidated balance sheets at December 31, 2024 and June 30, 2024 are as follows:

	Carrying	Fair	Fair Value Measurements Using
	Value	Value	(Level 1)	(Level 2)	(Level 3)
December 31, 2024 (Unaudited)
Financial assets:
Cash and due from banks	$15,683,580	$15,683,580	$15,683,580	$—	$—
Loans, net	148,515,448	139,197,447	—	—	139,197,447
Stock in correspondent banks	947,100	947,100	—	947,100	—
Accrued interest receivable	1,044,442	1,044,442	1,044,442	—	—

Financial liabilities:
Deposits	289,668,388	289,718,395	96,803,395	—	192,915,000
Accrued interest payable	281,125	281,125	281,125	—	—

June 30, 2024
Financial assets:
Cash and due from banks	$31,630,525	$31,630,525	$31,630,525	$—	$—
Loans, net	126,391,092	115,890,092	—	—	115,890,092
Stock in correspondent banks	2,195,900	2,195,900	—	2,195,900	—
Accrued interest receivable	961,856	961,856	961,856	—	—

Financial liabilities:
Deposits	209,310,330	209,243,722	73,959,722	—	135,284,000
Borrowings	62,000,000	61,812,000	—	—	61,812,000
Accrued interest payable	778,831	778,831	778,831	—	—

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

Management uses the same credit policies in granting lines of credit as it does for on-balance-sheet instruments.

Commitments outstanding at December 31, 2024 and June 30, 2024 were as follows:

	December 31,	June 30,
	2024	2024
Commitments to originate loans	$5,235,727	$2,766,266
Undisbursed balance of loans closed	33,707,944	30,314,342
Total	$38,943,671	$33,080,608

Note 8:Loss Per Share

Loss per common share for the three and six months ended December 31, 2024 and 2023 is as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2024	2023	2024	2023
Basic
Net loss	$(2,266,619)	$(299,322)	$(2,899,337)	$(738,181)

Shares outstanding for basic (loss) earnings per share:
Weighted-average common shares outstanding	1,884,927	1,922,924	1,885,526	1,922,924
Less average unearned ESOP shares	(131,400)	(146,142)	(132,365)	(146,142)
Weighted-average shares - basic	1,753,527	1,776,782	1,753,161	1,776,782

Basic loss per share	$(1.29)	$(0.17)	$(1.65)	$(0.42)

Diluted
Effect of dilutive stock-based awards
Weighted-average shares outstanding - basic	1,753,527	1,776,782	1,753,161	1,776,782
Stock options	—	—	—	—
Restricted stock	5,865	—	4,656	—
Weighted average shares - assuming dilution	1,759,392	1,776,782	1,757,817	1,776,782

Diluted loss per share	$(1.29)	$(0.17)	$(1.65)	$(0.42)

Stock options for 20,000 shares of common stock, were not considered in computing diluted earnings per common share for the three and six months ended December 31, 2024, because they were antidilutive. There were no stock options or restricted stock awards outstanding as of December 31, 2023.

Note 9:Borrowings

Borrowed funds at December 31, 2024 and June 30, 2024, are summarized as follows:

	December 31,		June 30,
	2024		2024
	Rate	Amount	Rate	Amount
Advances from Federal Home Loan Bank of Cincinnati	N/A	$—	5.46%	$38,500,000
Advances from Federal Reserve Bank of Cleveland	N/A	—	4.76%	23,500,000
Total borrowings		$—		$62,000,000

Based on collateral pledged, consisting of all shares of FHLB stock owned and a blanket pledge of approximately $69,238,000 and $65,848,000 of its qualifying mortgage loans as of December 31, 2024 and June 30, 2024, respectively, the Company had $45,309,000 and $3,945,000 in available borrowing capacity with the FHLB as of December 31, 2024 and June 30, 2024, respectively.

Based on eligible available for sale securities pledged as collateral to the Federal Reserve Bank Discount Window totaling $50,482,000, the Company had $41,145,000 in available borrowing capacity with the FRB as of December 31, 2024. The Company had not yet entered the Discount Window program as of June 30, 2024 and had no borrowing capacity at that time.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of financial condition and results of operations is intended to assist in understanding the Company’s consolidated financial condition at December 31, 2024 and consolidated results of operations for the three and six months ended December 31, 2024 and 2023. It should be read in conjunction with the unaudited consolidated financial statements and the related notes appearing in Part I, Item 1, of this Quarterly Report on Form 10-Q.

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

Comparison of Financial Condition at December 31, 2024 and June 30, 2024

Total Assets. Total assets were $329.2 million at December 31, 2024, an increase of $17.9 million, or 5.8%, from June 30, 2024. The increase is part of the continued execution of the strategic plan by management to more appropriately leverage capital by adding higher yielding variable rate interest earning assets using fixed rate funding to offset the liability sensitive nature of the balance sheet. The increase was comprised primarily of $12.0 million in securities, $22.1 million in loans, and offset by a decrease of $16.0 million in cash.

Cash and Due from Banks. Cash and due from banks decreased by $16.0 million, or -50.4%, to $15.7 million at December 31, 2024 from $31.6 million at June 30, 2024. The decrease was due primarily to the payoff of the overnight Cash Management Advance (“CMA”) line with FHLB at June 30, 2024, which was partially offset by $17.2 million in cash proceeds from the sale of securities in December 2024.

Investment Securities. Investment securities increased $12.0 million, or 8.6%, to $151.3 million at December 31, 2024, from $139.3 million at June 30, 2024. Aggregate securities purchases of $48.8 million during the six months ended December 31, 2024, were partially offset by $20.2 million of calls, maturities and repayments and $17.2 million in proceeds from the sale of securities. Management identified $19.6 million of fixed rate securities as sale candidates with a weighted average book yield of 1.68% and a weighted average maturity of 8.6 years. After performing an earn back analysis, management identified that at a modest reinvestment rate of 6%, reinvesting the cash proceeds from the sale would result in approximately $700,000 of additional interest income annually and the earn back period on the loss would be 2.6 years. The yield on investment securities was 5.9% for the six months ended December 31, 2024, compared to 5.48% for the six months ended December 31, 2023, reflecting the increase in market interest rates during the period, as well as the addition of higher yielding securities. The increase in investment securities is part of a forward-looking investment strategy to increase the number of variable rate investments financed by fixed rate deposit instruments, such as brokered certificates of deposits noted in the deposit section below, which will ultimately provide a more balanced interest rate risk profile. The increase is also part of an effort to more appropriately leverage the Company’s capital.

The $166,000 increase in the fair value of the investment securities was primarily attributable to the variability in market interest rates. As market interest rates decrease, the fair value of the securities increases. The unrealized gains and losses are recorded to shareholders’ equity, net of tax, as management has determined that there are no credit quality concerns with the issuers of the securities and there is no current intent to sell additional securities and, as a result, the fair value is expected to recover as the securities approach their maturity dates.

Net Loans. Net loans increased by $22.1 million, or 17.5%, to $148.5 million at December 31, 2024, from $126.4 million at June 30, 2024. During the six months ended December 31, 2024, loan originations totaled $21.0 million, comprised of $7.5 million of loans secured by one-to-four family residential real estate, $715,000 of HELOCs, $197,000 of consumer loans, $3.9 million of commercial and industrial loans, $5.5 million in commercial and $3.1 million in construction loans. Increases in loan balances reflect our strategy to grow our loan portfolio, continuing to focus on owner-occupied one-to-four family residential real estate loans, while increasing our emphasis on commercial real estate loans and commercial and industrial loans. Management intends to continue to pursue growth in these loan segments in future periods.

Deposits. Deposits increased by $80.4 million, or 38.4%, to $289.7 million at December 31, 2024 from $209.3 million at June 30, 2024. Core deposits (defined as all deposits other than brokered deposits) increased $20.9 million, or 16.7%, to $146.1 million at December 31, 2024 from $125.2 million at June 30, 2024. Brokered Certificates of deposit increased $59.4 million, or 70.6%, to $143.5 million at December 31, 2024 from $84.1 million at June 30, 2024.

Shareholders’ Equity. Shareholders’ equity decreased $813,000, or 2.2%, to $35.7 million at December 31, 2024 from $36.5 million at June 30, 2024. Primarily a result of a net tax effect on unrealized gains on securities of $2.0 million, offset by a net loss of $3.0 million for the six months ended December 31, 2024, which includes certain one-time expenses noted in the noninterest expense section below and a $2.4 million loss on the sale of $19.6 of securities, and partially offset by ESOP shares committed to be released.

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

	For the Three Months Ended December 31,
	2024			2023
	Average			Average
	Outstanding		Yield/	Outstanding		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate

Interest-earning assets:
Loans	$142,115	$2,029	5.71%	$96,130	$1,147	4.77%
Investment securities	165,497	2,413	5.83	110,649	1,561	5.64
Interest-bearing deposits and other	15,782	175	4.44	15,020	133	3.55
Total interest-earning assets	323,394	4,617	5.71	221,799	2,841	5.12
Non-interest-earning assets	7,783			3,963
Allowance for loan losses	(915)			(484)
Total assets	$330,262			$225,278

Interest-bearing liabilities:
Interest-bearing demand	$40,843	$102	1.00%	$25,777	$66	1.02%
Savings and money market	51,219	312	2.44	40,378	121	1.20
Certificates of deposit	183,712	2,192	4.77	80,434	832	4.14
Total deposits	275,774	2,606	3.78	146,589	1,019	2.78
Borrowings	14,850	150	4.04	39,125	536	5.48
Total interest-bearing liabilities	290,624	2,756	3.79	185,714	1,555	3.35
Non-interest-bearing liabilities	3,391			1,863
Total liabilities	294,015			187,577
Equity	36,247			37,701
Total liabilities and equity	$330,262			$225,278

Net interest income		$1,861			$1,286
Net interest rate spread (1)			1.92%			1.77%
Net interest-earning assets (2)	$32,770			$36,085
Net interest margin (3)			2.30%			2.32%
Average interest-earning assets to interest-bearing liabilities	111.28%			119.43%
(1)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets.

Comparison of Operating Results for the Three Months Ended December 31, 2024 and 2023

General. Net loss for the three months ended December 31, 2024 was $2.3 million, an increase of $2.0 million, or 679.0%, compared to net loss of $299,000 for the three months ended December 31, 2023. The increase in net loss was primarily due to the after tax loss on sale of securities a $1.9 million. We continue to execute the strategic process of building out and repositioning the balance sheet and adding organic interest earning assets funded with organic deposits.

Interest Income. Interest income increased $1.8 million, or 62.5%, to $4.6 million for the three months ended December 31, 2024, compared to $2.8 million for the three months ended December 31, 2023. This increase was attributable to a $882,000 million, or 76.9%, increase in interest on investment securities and a $852,000, or 54.6%, increase in interest on loans, and is reflective of management’s strategy to continue to add higher yielding interest earnings assets to the balance sheet.

The average balance of loans during the three months ended December 31, 2024, increased by $46.0 million, or 47.8%, from the average balance for the three months ended December 31, 2023, while the average yield on loans increased by 94 basis points to 5.71% for the three months ended December 31, 2024, from 4.77% for the three months ended December 31, 2023. The increase in average yield reflects the increases in market interest rates impacting the loan portfolio, as well as the addition of several higher yielding loans as the Company continues to add commercial loans to the portfolio.

The average balance of investment securities increased $54.8 million, or 49.6%, to $165.5 million for the three months ended December 31, 2024, from $110.6 million for the three months ended December 31, 2023, while the average yield on investment securities increased by 19 basis points to 5.83% for the three months ended December 31, 2024, from 5.64% for the three months ended December 31, 2023.

The average balance of interest-bearing deposits and other, comprised of overnight deposits and stock in the Federal Home Loan Bank and Federal Reserve Bank, increased $762,000, or -5.1%, for the three months ended December 31, 2024, and the average yield increased 89 basis points to 4.44% for the three months ended December 31, 2024, from 3.55% for the three months ended December 31, 2023.

Interest Expense. Total interest expense increased $1.2 million, or 77.2%, to $2.8 million for the three months ended December 31, 2024, from $1.55 million for the three months ended December 31, 2023. The increase was due to an increase of 100 basis points in the average cost of deposits to 3.78% for the three months ended December 31, 2024, from 2.78% for the three months ended December 31, 2023, reflecting how management has had to increase the offered rates to be competitive in efforts to maintain and grow deposits.

Net Interest Income. Net interest income increased $575,000, or 44.8%, to $1.9 million for the three months ended December 31, 2024, compared to $1.3 million for the three months ended December 31, 2023, while net interest margin decreased 2 basis points to 2.30% for the three months ended December 31, 2024, from 2.32% for the three months ended December 31, 2023.

Provision for Credit Losses. The total provision for credit losses on loans and unfunded commitments was $248,000 for the three months ended December 31, 2024, compared to $94,000 for the three months ended December 31, 2023. In both periods, the provision for credit losses was largely attributable to commercial loan growth.

Total nonperforming and substandard loans were $573,000 at December 31, 2024, compared to $529,000 at December 31, 2023. Total loans past due greater than 30 days were $1.5 million and $747,000 at those respective dates. As a percentage of nonperforming and substandard loans, the allowance for credit losses was 173.1% at December 31, 2024, compared to 100.0% at December 31, 2023.

The allowance for credit losses reflects the estimate management believes to be appropriate to cover lifetime probable losses which were inherent in the loan portfolio at December 31, 2024 and 2023. While management believes the estimates and assumptions used in the determination of the adequacy of the allowance are reasonable, such estimates and assumptions could be proven incorrect in the future, and the actual amount of future provisions may exceed the amount of past provisions. Furthermore, as an integral part of its examination process, the OCC will periodically review our allowance for credit losses. The OCC may have judgments different than those of management, and we may determine to increase our allowance as a result of these regulatory reviews. Any material increase in the allowance for credit losses may adversely affect our financial condition and results of operations.

Non-Interest Income. Non-interest income increased $71,400, or 131.4%, to $126,000 for the three months ended December 31, 2024, compared to $54,000 for the three months ended December 31, 2023 and is the result of additional loan and deposit fee income from increased volume.

Non-Interest Expense. Non-interest expense increased $3.1 million or 187.3%, to $4.7 million for the three months ended December 31, 2024, compared to $1.6 million for the three months ended December 31, 2023. The largest contributor to the increase in non-interest expense is the $2.4 million loss on the sale of low yielding fixed rate securities as noted above in the investment securities paragraph of the Comparison of Financial Condition section. Additional notable increases were salaries and employee benefits of $350,000, representative of our investing in staff as we continue to add key positions vital to the expansion and growth of the Company as well as increases in occupancy expenses as a result of our Fort Wayne location which was not in place in December 2023 and FDIC insurance. There were also $160,000 of one-time expenses incurred during the three months ended December 31, 2024. See additional discussion of one-time expenses further below.

One-time Expenses Related to Conversion

At the time of the conversion on July 13, 2022, the Bank estimated that it would incur a one-time expense in the third quarter 2022 related to the termination of the defined benefit plan of approximately $3.1 million. Given the increase in interest rates since the time of the initial estimation, the actual cost of termination of the defined benefit plan was $1.3 million, with over $1 million of those expenses occurring in fiscal year 2023.

In January 2023, the board of directors agreed to take the necessary steps to become a regional commercial bank, ultimately electing to become a Covered Savings Association (CSA) instead of remaining as a Qualified Thrift Lender (QTL). The board of directors, in conjunction with the decreased one-time expenses related to the termination of the defined benefit plan, approved $1.8 million of one-

time expenses for, among other things, investments in products, services, software, operating system modules, branding, personnel, consulting fees and training related to obtaining the capabilities required of a regional commercial bank.

The following is management’s classification of these expenses for fiscal year 2023, 2024, and year to date fiscal year 2025:

	Year Ended June 30,		6 Months Ended	Total since
	2023	2024	December 31, 2024	Conversion
Category
Termination of defined benefit plan	$1,052,000	$261,000	$—	$1,313,000
Contract termination and related personnel costs	256,000	206,000	3,500	465,500
IT and software maintenance and related consulting fees	102,000	154,000	7,550	263,550
Branding related costs	5,000	385,000	250,847	640,847
Other costs	—	105,000	146,399	251,399
Total one-time expenses	$1,415,000	$1,111,000	$408,296	$2,934,296

Federal and Indiana Income Taxes. Provision for federal and Indiana income taxes benefit increased $599,000, or 685.5%, to a $687,000 benefit provision for the three months ended December 31, 2024, compared to a $87,000 benefit provision for the three months ended December 31, 2023. The increase in the federal and Indiana income tax benefit provision was due primarily to the loss on sale of securities during the quarter.

	For the Six Months Ended December 31,
	2024			2023

	Average			Average
	Outstanding		Yield/	Outstanding		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate

Interest-earning assets:
Loans	$136,761	$3,779	5.53%	$91,067	$2,037	4.47%
Investment securities	158,054	4,683	5.93	95,082	2,606	5.48
Interest-bearing deposits and other	12,420	298	4.80	16,086	279	3.46
Total interest-earning assets	307,235	8,760	5.70	202,235	4,922	4.87
Non-interest-earning assets	12,478			3,651
Allowance for credit losses	(867)			(395)
Total assets	$318,846			$205,491

Interest-bearing liabilities:
Interest-bearing demand	$37,357	$201	1.08%	$26,089	$136	1.04%
Savings accounts	50,033	598	2.39	40,560	198	0.98
Certificates of deposit	165,914	3,930	4.74	70,945	1,389	3.91
Total deposits	253,304	4,729	3.73	137,594	1,723	2.50
Borrowings	25,700	546	4.25	28,386	829	5.84
Total interest-bearing liabilities	279,004	5,275	3.78	165,980	2,552	3.07
Non-interest-bearing liabilities	3,495			1,323
Total liabilities	282,499			167,303
Shareholders' Equity	36,347			38,188
Total liabilities and shareholders' equity	$318,846			$205,491

Net interest income		$3,485			$2,370
Net interest rate spread (1)			1.92%			1.80%
Net interest-earning assets (2)	$28,231			$36,255
Net interest margin (3)			2.27%			2.34%
Average interest-earning assets to interest-bearing liabilities	110.12%			121.84%

(1)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(3)	Net interest margin represents net interest income divided by average total interest-earning assets.

Comparison of Operating Results for the Six Months Ended December 31, 2024 and 2023

General. Net loss for the six months ended December 31, 2024 was $3.0 million, an increase of $2.2 million, or 301.6%, compared to net loss of $738,000 for the six months ended December 31, 2023. The increase in net loss was primarily due to the after tax loss on sale of securities a $1.9 million..

Interest Income. Interest income increased $3.8 million, or 78.0%, to $8.8 million for the six months ended December 31, 2024, compared to $4.9 million for the six months ended December 31, 2023. This increase was attributable to a $2.1 million, or 79.7%, increase in interest on investment securities and a $1.7 million, or 85.5%, increase in interest on loans, and is reflective of management’s strategy to continue to add higher yielding interest earnings assets to the balance sheet.

The average balance of loans during the six months ended December 31, 2024, increased by $45.7 million, or 50.2%, from the average balance for the six months ended December 31, 2023, while the average yield on loans increased by 106 basis points to 5.53% for the six months ended December 31, 2024, from 4.47% for the six months ended December 31, 2023. The increase in average yield reflects the increases in market interest rates impacting the loan portfolio, as well as the addition of several higher yielding loans as the Company continues to add commercial loans to the portfolio.

The average balance of investment securities increased $63.0 million, or 66.2%, to $158.0 million for the six months ended December 31, 2024, from $95.1 million for the six months ended December 31, 2023, while the average yield on investment securities increased by 45 basis points to 5.93% for the six months ended December 31, 2024, from 5.48% for the six months ended December 31, 2023. This increase in yields resulted from the effects of management’s purchasing of higher yielding securities beginning in March 2023.

The average balance of other interest-bearing deposits, comprised of overnight deposits and stock in the Federal Home Loan Bank and Federal Reserve Bank, decreased $3.7 million, or 22.8%, for the six months ended December 31, 2024, and the average yield increased 134 basis points to 4.80% for the six months ended December 31, 2024, from 3.46% for the six months ended December 31, 2023 reflecting the rise in the interest rate environment.

Interest Expense. Total interest expense increased $2.7 million, or 106.7%, to $5.3 million for the six months ended December 31, 2024, from $2.6 million for the six months ended December 31, 2023. The increase was due to an increase of 123 basis points in the average cost of deposits to 3.73% for the six months ended December 31, 2024, from 2.50% for the six months ended December 31, 2023, reflecting how management has had to increase the offered rates to be competitive in efforts to maintain and grow deposits.

Net Interest Income. Net interest income increased $1.1 million, or 47.0%, to $3.5 million for the six months ended December 31, 2024, compared to $2.4 million for the six months ended December 31, 2023, while net interest margin decreased 7 basis points to 2.27% for the six months ended December 31, 2024, from 2.34% for the six months ended December 31, 2023.

Provision for Credit Losses. The total provision for credit losses on loans and unfunded commitments was $337,000 for the six months ended December 31, 2024, compared to $222,000 for the six months ended December 31, 2023. In both periods, the provision for credit losses was largely attributable to commercial loan growth.

Non-Interest Income. Non-interest income increased $89,000, or 92.9%, to $185,000 for the six months ended December 31, 2024, compared to $96,000 for the six months ended December 31, 2023 and is the result of additional loan and deposit fee income from increased volume.

Non-Interest Expense. Non-interest expense increased $3.9 million, or 122.2%, to $7.1 million for the six months ended December 31, 2024, compared to $3.2 million for the six months ended December 31, 2023. The largest contributor to the increase in non-interest expense is the $2.4 million loss on the sale of low yielding fixed rate securities as noted above in the investment securities paragraph of the Comparison of Financial Condition section. Additional notable increases were salaries and employee benefits of $748,000 resulting from the addition of several new employees and positions throughout calendar year 2024 and reflects our investment in people for our strategic growth initiatives. Occupancy and equipment increased $143,000, or 57.2%, resulting from our new Fort Wayne location which was not in place in December 2023. Data processing fees increased $146,000, or 63.1%, as a result of increased processing volume from loans and deposits and new modules essential to the long term strategic growth goals of the company as we continue to add in demand products necessary to bring the company from a mutual thrift to a regional commercial bank. FDIC insurance premiums also increased $155,000, or 379.5%, a result of several factors such as a more diverse loan makeup, increased brokered deposits, and recurring quarterly pre-tax net losses.

Federal and Indiana Income Taxes. Provision for federal and Indiana income taxes benefit increased $651,000, or 308.3%, to a $862,000 benefit provision for the six months ended December 31, 2024, compared to a $211,000 benefit provision for the six months ended December 31, 2023. The increase in the federal and Indiana income tax benefit provision was due primarily to the loss on sale of securities during the quarter and the other noted increases in non-interest expenses above.

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, and proceeds from maturities of securities. We also have the ability to borrow from the Federal Home Loan Bank of Cincinnati and the Federal Reserve Bank of Cleveland Discount Window. At December 31, 2024, we had no outstanding borrowings from either the FHLB or FRB. At December 31, 2024, we had the capacity to borrow $45.3 million from the Federal Home Loan Bank of Cincinnati and $41.1 million from the Federal Reserve Bank of Cleveland.

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

At December 31, 2024, the Bank was categorized as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since the most recent notification that management believes have changed the Bank’s prompt corrective action category. The following table presents actual and required capital ratios for the Bank.

			To be Well Capitalized Under
	Actual		the Prompt Corrective Action Provision
(Dollars in thousands)	Amount	Ratio	Amount	Ratio
As of December 31, 2024
Common Equity Tier 1 Capital	$32,540	17.34%	$12,200	>6.5%
Tier 1 Risk-Based Capital	32,540	17.34	15,016	>8.0
Total Risk-Based Capital	33,826	18.02	18,770	>10.0
Tier 1 Leverage Capital	32,540	9.69	16,789	>5.0

Off-Balance Sheet Arrangements. At December 31, 2024, we had $38.9 million of outstanding commitments to originate loans. Certificates of deposit that are scheduled to mature in less than one year from December 31, 2024 totaled $65.2 million. Management expects that a substantial portion of the maturing certificates of deposit will be renewed. However, if a substantial portion of these deposits is not retained, we may utilize Federal Home Loan Bank of Cincinnati or Federal Reserve Bank of Cleveland advances or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

Item 3.Quantitative and Qualitative Disclosures About Market Risk

Not applicable, as the Company is a smaller reporting company.

Item 4.Controls and Procedures

Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of December 31, 2024. These disclosure controls and procedures are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities and Exchange Act of 1934, as amended, such as this report, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to the Company’s management, including the President and Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding the required disclosure. Based on that evaluation, the Company’s management, including the President and Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were ineffective as of December 31, 2024.

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

As of December 31, 2024, the Company’s management, including the Company’s principal executive officer and principal financial officer, has assessed the effectiveness of its internal control over financial reporting using the criteria set forth in the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). Based on the assessment using those criteria, management identified a material weakness related to the Company’s internal control over financial reporting and, as such, concluded that the Company’s internal control over financial reporting was ineffective as of December 31, 2024. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements would not be prevented or detected on a timely basis. The following material weakness was identified in the Company’s internal control over financial reporting:

●	The Company has not identified, designed and maintained all applicable internal controls which has led to a level of precision on account reconciliations and review of financial statements that is less than what is required of an SEC filer. The material weakness did not result in a material misstatement.

The Company has concluded that the existence of the material weakness did not result in a material misstatement of the Company’s financial statements included in its Annual Report on Form 10-K for the year ended June 30, 2024, or in its Quarterly Report on Form 10-Q for the quarter ended December 31, 2024.

Changes in Internal Control Over Financial Reporting

During the quarters ended September 30, 2024 and December 31, 2024 and year ended June 30, 2024, the Company made notable improvements in its internal controls over financial reporting. In addition to adding a new Chief Financial Officer and Corporate Controller in calendar year 2023, the Company also added two additional accounting staff early in calendar 2024, allowing for additional segregation of duties and more levels of review. The Company also engaged a third party to perform a SOX gap analysis, internal control risk assessment, and regularly occurring internal audits. This work began in September 2024 and is ongoing. The

Company expects this work to allow the Company to develop and implement enhanced internal controls over financial reporting.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The Company purchased the following equity securities of the Company during the three-month period ended December 31, 2024

				Maximum Dollar
			Total Number of	Value of Shares
			Shares Purchased	That May Yet be
	Total Number of	Average Price	as Part of Publicly	Purchased Under
For the Month Ended	Shares Purchased (1)	Paid per Share (1)	Announced Program (2)	the Program (2)
October 31, 2024	—	$—	—	$2,000
November 30, 2024	—	—	—	2,000
December 31, 2024	3,552	17.00	—	100,000
Total	3,552		—

(1)	All 3,552 shares of the Company’s common stock repurchased during the three-months ended December 31, 2024 were not made pursuant to a publicly announced program. These repurchases were made pursuant to the ESOP Plan in connection with terminated participants. Repurchases were made at the externally valuated share price as of 12.31.23 as required per the ESOP agreement as the Company is not traded on a national exchange. The repurchases were required as terminated participants elected their option to put the shares back to the company upon distribution.
(2)	On December 18, 2024, the Company’s board of directors authorized a share repurchase program of up to $100,000 of the Company’s common stock. In connection with the new share repurchase program, the Company’s previous share repurchase program, authorized on February 20, 2024 for up to $600,000 of the Company’s common stock and which had $2,000 available for repurchase, was terminated.

Item 3.Defaults Upon Senior Securities

Not applicable.

Item 4.Mine Safety Disclosures

Not applicable.

Item 5.Other Information

During the three month period ending December 31, 2024, none of the Company’s directors or executive officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as such terms are defined under Item 408 of Regulation S-K.

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
101

The following materials for the quarter ended December 31, 2024, formatted in Inline XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) Condensed Consolidated Statements of Changes in Shareholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101)

* Filed concurrently herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VWF BANCORP, INC.

Date: February 13, 2025	/s/ Michael D. Cahill
Michael D. Cahill
President and Chief Executive Officer
(Principal Executive Officer)

Date: February 13, 2025	/s/ Richard W. Brackin
Richard W. Brackin
EVP, Chief Financial Officer
(Principal Financial and Accounting Officer)