Form 10-Q
period 2025-03-31
VWF Bancorp, Inc.
filed 2025-05-13
CIK 1913838

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2025

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

As of May 13, 2025, the Registrant had 1,951,765 shares of common stock issued, of which 1,911,413 are outstanding.

VWF Bancorp, Inc.

Form 10-Q

Part I. – Financial Information

Item 1.Financial Statements

VWF Bancorp, Inc.

Condensed Consolidated Balance Sheets

March 31, 2025 and June 30, 2024

	March 31,	June 30,
	2025	2024
	(Unaudited)
Assets
Cash and due from banks	$6,879,948	$31,630,525
Available-for-sale debt securities	183,782,381	139,344,952
Loans held for sale	85,500	—
Loans, net of allowance for credit losses of $1,200,042 at March 31, 2025 and $772,969 at June 30, 2024, respectively	166,536,237	126,391,092
Premises and equipment	2,980,597	2,261,260
Stock in correspondent banks	1,951,300	2,195,900
Bank owned life insurance	5,454,929	5,351,048
Accrued interest receivable	1,224,097	961,856
Right-of-use asset - operating lease	1,299,050	1,406,905
Other assets	2,232,547	1,710,583
Total assets	$372,426,586	$311,254,121

Liabilities and Shareholders' Equity

Liabilities
Deposits
Demand	$42,947,325	$26,493,048
Savings and money market	55,060,397	47,466,674
Time	205,186,076	135,350,608
Total deposits	303,193,798	209,310,330

Borrowings	30,500,000	62,000,000
Advances from borrowers	570,280	137,722
Operating lease liability	1,361,416	1,442,620
Accrued interest payable and other liabilities	1,615,645	1,815,617
Total liabilities	337,241,139	274,706,289

Commitments and Contingencies

Shareholders' Equity
Preferred stock, $0.01 par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 14,000,000 shares authorized, 1,911,413 and 1,914,965 outstanding at March 31, 2025 and June 30, 2024, respectively	19,229	19,229
Additional paid-in capital	18,167,144	18,006,472
Treasury stock, 40,352 and 36,800 shares at March 31, 2025 and June 30, 2024, respectively	(658,384)	(598,000)
Unearned ESOP	(1,288,359)	(1,346,047)
Retained earnings	19,558,552	22,843,782
Accumulated other comprehensive loss	(612,735)	(2,377,604)
Total shareholders' equity	35,185,447	36,547,832
Total liabilities and shareholders' equity	$372,426,586	$311,254,121

See Notes to Condensed Consolidated Financial Statements

VWF Bancorp, Inc.

Condensed Consolidated Statements of Operations

For the Three and Nine Months Ended March 31, 2025 and 2024

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2025	2024	2025	2024

	(Unaudited)		(Unaudited)
Interest Income
Loans	$2,235,562	$1,242,850	$6,014,267	$3,279,632
Investment securities	2,485,143	1,929,515	7,167,917	4,536,109
Interest-bearing deposits and other	129,419	142,501	427,116	421,126
Total interest income	4,850,124	3,314,866	13,609,300	8,236,867
Interest Expense
Deposits	2,770,146	1,398,627	7,499,232	3,146,638
Borrowings	90,325	531,300	635,842	1,360,160
Total interest expense	2,860,471	1,929,927	8,135,074	4,506,798
Net Interest Income	1,989,653	1,384,939	5,474,226	3,730,069

Provision for Credit Losses - Loans	209,116	71,979	427,073	291,234
Provision for Credit Losses - Off Balance Sheet Credit Exposure	(4,200)	11,785	114,622	14,860
Credit Loss Expense	204,916	83,764	541,695	306,094

Net Interest Income After Provision for Credit Losses	1,784,737	1,301,175	4,932,531	3,423,975
Noninterest Income
Bank owned life insurance	34,469	32,906	103,881	94,086
Other income (expense)	(3,809)	16,150	111,583	50,781
Total noninterest income	30,660	49,056	215,464	144,867
Noninterest Expense
Salaries and employee benefits	1,150,204	932,628	3,398,239	2,432,760
Pension plan withdrawal	—	252,014	—	252,014
Directors fees	88,197	76,730	263,767	168,680
Occupancy and equipment	185,990	91,949	580,404	349,088
Data processing fees	168,314	131,136	545,983	362,641
Franchise taxes	42,882	68,382	179,647	150,773
FDIC insurance premiums	118,465	29,389	314,514	70,278
Professional services	172,154	126,217	589,356	516,635
Advertising and marketing	126,815	141,442	331,822	289,659
Loss on sale of investment securities	—	—	2,366,160	1,951
Foreclosed assets, net	—	6,500	—	436
Loss (Gain) on disposal of assets	—	—	7,188	(2,866)
Other	232,525	284,550	802,313	716,782
Total noninterest expense	2,285,546	2,140,937	9,379,393	5,308,831
Loss before income taxes	(470,149)	(790,706)	(4,231,398)	(1,739,989)
Provision for income taxes (benefits)	(84,256)	(172,100)	(946,168)	(383,202)
Net Loss	$(385,893)	$(618,606)	$(3,285,230)	$(1,356,787)

Basic Loss Per Share	$(0.22)	$(0.35)	$(1.87)	$(0.76)
Diluted Loss Per Share	$(0.22)	$(0.35)	$(1.87)	$(0.76)

See Notes to Condensed Consolidated Financial Statements

VWF Bancorp, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

For the Three and Nine Months Ended March 31, 2025 and 2024

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2025	2024	2025	2024

	(Unaudited)		(Unaudited)
Net loss	$(385,893)	$(618,606)	$(3,285,230)	$(1,356,787)
Other comprehensive income (loss):
Net unrealized gains (losses) on available-for-sale securities	(313,409)	491,244	(147,773)	562,945
Change in funded status of defined benefit plan	—	(82,333)	—	(82,333)
Reclassification adjustment for losses included in net income	—	—	2,366,160	—
Tax (expense) benefit	78,159	(85,873)	(453,518)	(100,929)
Other comprehensive income (loss):	(235,250)	323,038	1,764,869	379,683
Comprehensive loss	$(621,143)	$(295,568)	$(1,520,361)	$(977,104)

See Notes to Condensed Consolidated Financial Statements

VWF Bancorp, Inc.

Condensed Consolidated Statements of Changes in Shareholders’ Equity

For the Three and Nine Months Ended March 31, 2025 and 2024

	Three Months Ended
						Accumulated
			Unearned			Other
	Common	Additional	ESOP	Retained	Treasury	Comprehensive	Shareholders'
	Stock	Paid-in Capital	Shares	Earnings	Stock, at Cost	Loss	Equity

	(Unaudited)
Balance at December 31, 2023	$19,229	$17,911,996	$(1,384,505)	$24,125,134	$—	$(2,794,714)	$37,877,140
ESOP shares committed to be released	—	11,525	19,229	—	—	—	30,754
Net loss	—	—	—	(618,606)	—	—	(618,606)
Other comprehensive income	—	—	—	—	—	323,038	323,038
Purchase of treasury stock	—	—	—	—	(598,000)	—	(598,000)
Stock compensation expense	—	30,361	—	—	—	—	30,361
Balance at March 31, 2024	$19,229	$17,953,882	$(1,365,276)	$23,506,528	$(598,000)	$(2,471,676)	$37,044,687

Balance at December 31, 2024	$19,229	$18,114,342	$(1,307,588)	$19,944,445	$(658,384)	$(377,485)	$35,734,559
ESOP shares committed to be released	—	7,230	19,229	—	—	—	26,459
Net loss	—	—	—	(385,893)	—	—	(385,893)
Other comprehensive loss	—	—	—	—	—	(235,250)	(235,250)
Purchase of treasury stock	—	—	—	—	—	—	—
Stock compensation expense	—	45,572	—	—	—	—	45,572
Balance at March 31, 2025	$19,229	$18,167,144	$(1,288,359)	$19,558,552	$(658,384)	$(612,735)	$35,185,447

	Nine Months Ended
						Accumulated
			Unearned			Other
	Common	Additional	ESOP	Retained	Treasury	Comprehensive	Shareholders'
	Stock	Paid-in Capital	Shares	Earnings	Stock, at Cost	Loss	Equity

	(Unaudited)
Balance at July 1, 2023	$19,229	$17,875,071	$(1,461,422)	$24,916,481	$—	$(2,851,359)	$38,498,000
Cumulative-effect adjustment for adoption of ASU 2016-13	—	—	—	(53,166)	—	—	(53,166)
Balance at July 1, 2023, as adjusted for change in accounting principle	19,229	17,875,071	(1,461,422)	24,863,315	—	(2,851,359)	38,444,834
ESOP shares committed to be released	—	48,450	96,146	—	—	—	144,596
Net loss	—	—	—	(1,356,787)	—	—	(1,356,787)
Other comprehensive income	—	—	—	—	—	379,683	379,683
Purchase of treasury stock	—	—	—	—	(598,000)	—	(598,000)
Stock compensation expense	—	30,361	—	—	—	—	30,361
Balance at March 31, 2024	$19,229	$17,953,882	$(1,365,276)	$23,506,528	$(598,000)	$(2,471,676)	$37,044,687

Balance at July 1, 2024	$19,229	$18,006,472	$(1,346,047)	$22,843,782	$(598,000)	$(2,377,604)	$36,547,832
ESOP shares committed to be released	—	26,738	57,688	—	—	—	84,426
Net loss	—	—	—	(3,285,230)	—	—	(3,285,230)
Other comprehensive income	—	—	—	—	—	1,764,869	1,764,869
Purchase of treasury stock	—	—	—	—	(60,384)	—	(60,384)
Stock compensation expense	—	133,934	—	—	—	—	133,934
Balance at March 31, 2025	$19,229	$18,167,144	$(1,288,359)	$19,558,552	$(658,384)	$(612,735)	$35,185,447

See Notes to Condensed Consolidated Financial Statements

VWF Bancorp, Inc.

Condensed Consolidated Statements of Cash Flows

For the Nine Months Ended March 31, 2025 and 2024

	Nine Months Ended
	March 31,
	2025	2024

	(Unaudited)
Operating Activities
Net loss	$(3,285,230)	$(1,356,787)
Items not requiring (providing) cash:
Depreciation and amortization	336,817	111,410
Amortization (accretion) of premiums and discounts, net	(190,623)	(221,353)
Deferred income taxes	(958,835)	(474,916)
Provision for credit losses	541,695	306,094
Loss on sale of investment securities	2,366,160	1,951
Net losses on sale of foreclosed assets	—	436
Interest capitalization on available-for-sale securities	(440,118)	—
Origination of loans held for sale	(85,500)	—
Loss (Gain) on disposal of assets	7,188	(2,866)
Increase in cash surrender value of bank-owned life insurance	(103,881)	(94,086)
Stock and ESOP compensation expense	218,360	118,803
Changes in:
Accrued interest receivable	(262,241)	(399,017)
Operating lease liability	(81,204)	519
Other assets and liabilities	(331,241)	1,007,835
Net cash used in operating activities	(2,268,653)	(1,001,977)
Investing Activities
Purchases of available-for-sale securities	(91,342,210)	(99,396,338)
Proceeds from sales of available-for-sale securities	17,206,183	2,989,042
Proceeds from calls, maturities and paydowns of available-for-sale securities	30,181,566	34,840,049
Proceeds from sales of foreclosed assets	—	97,303
Net change in loans	(40,572,218)	(24,677,600)
Purchase of premises and equipment	(964,987)	(673,197)
Proceeds from sales of premises and equipment	9,500	—
Purchase of correspondent bank stock	(1,317,600)	(1,808,900)
Proceeds from redemption of correspondent bank stock	1,562,200	559,900
Net cash used in investing activities	(85,237,566)	(88,069,741)
Financing Activities
Net increase in deposit accounts	93,883,468	86,698,488
Proceeds from borrowings	63,601,000	96,500,000
Repayment of borrowings	(95,101,000)	(78,700,000)
Purchase of treasury stock	(60,384)	(598,000)
Net change in advances by borrowers	432,558	198,699
Net cash provided by financing activities	62,755,642	104,099,187

(Decrease) Increase in Cash and Cash Equivalents	(24,750,577)	15,027,469
Cash and Cash Equivalents, Beginning of Period	31,630,525	5,515,728
Cash and Cash Equivalents, End of Period	$6,879,948	$20,543,197

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Interest on deposits and borrowings	$8,452,432	$4,045,238

Supplemental Disclosure of Noncash Financing Activities
ROU asset obtained in exchange for new operating lease liability	$—	$750,293
Loans transferred to OREO	—	70,943

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

Basis of Presentation

The interim unaudited consolidated financial statements as of March 31, 2025, and for the three and nine months ended March 31, 2025 and 2024, are unaudited and reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. Such adjustments are the only adjustments contained in these unaudited consolidated financial statements. These unaudited consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission and, therefore, certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) have been omitted. The results of operations for the three and nine months ended March 31, 2025, are not necessarily indicative of the results to be achieved for the remainder of the year ending June 30, 2025, or any other period.

The accompanying consolidated financial statements have been derived from and should be read in conjunction with the audited financial statements as of and for the year ended June 30, 2024 contained in the Company’s Form 10-K for the fiscal year ended June 30, 2024, filed with the Securities and Exchange Commission on September 27, 2024.

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

Amortized cost excludes accrued interest receivable, which is included in Accrued Interest Receivable on the consolidated balance sheets. At March 31, 2025 and June 30, 2024, accrued interest receivable on available for sale securities was $610,000 and $467,000, respectively, and is excluded from the estimate of credit losses.

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

Accrued interest receivable on the Company’s loans, which is included in Accrued Interest Receivable on the consolidated balance sheets at March 31, 2025 and June 30, 2024 was $588,000 and $457,000, respectively, and is excluded from the estimate of credit losses.

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

Income Statement: In November 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The amendments in this ASU require disclosure, in the notes to the financial statements, of specified qualitative and quantitative information about certain costs and expenses, such as employee compensation, depreciation, and intangible asset amortization. Disclosure requirements also include a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively, among other items. In January 2025, the FASB issued ASU No. 2025-01 clarifying the effective date for public business entities for fiscal years beginning after December 15, 2026 and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is assessing ASU 2024-03 and its impact on its accounting and disclosures.

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

	(Unaudited)
Available-for-sale Securities:
March 31, 2025
Mortgage-backed Government
Sponsored Enterprises (GSEs)	$16,916,968	$91,193	$52,147	$16,956,014
Collateralized mortgage obligations (CMOs)	162,156,651	307,783	948,507	161,515,927
Subordinated debt	5,500,000	—	189,560	5,310,440
	$184,573,619	$398,976	$1,190,214	$183,782,381

		Gross	Gross
	Amortized	Unrealized	Unrealized	Approximate
	Cost	Gains	Losses	Fair Value
Available-for-sale Securities:
June 30, 2024
U.S. Government agencies	$6,000,000	$—	$285,910	$5,714,090
Mortgage-backed Government
Sponsored Enterprises (GSEs)	29,387,507	49,792	1,676,887	27,760,412
Collateralized mortgage obligations (CMOs)	99,668,482	293,565	459,194	99,502,853
Subordinated debt	2,750,000	—	212,045	2,537,955
State and political subdivisions	4,548,588	—	718,946	3,829,642
	$142,354,577	$343,357	$3,352,982	$139,344,952

The amortized cost and fair value of available-for-sale securities at March 31, 2025, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties:

	March 31, 2025
	Available-for-sale
	Amortized	Fair
	Cost	Value

	(Unaudited)
Within one year	$—	$—
One to five years	—	—
Five to ten years	5,500,000	5,310,440
After ten years	—	—
	5,500,000	5,310,440
Mortgage-backed GSE's and CMO's	179,073,619	178,471,941
Totals	$184,573,619	$183,782,381

The carrying value of securities pledged as collateral, to secure public deposits, borrowings, and for other purposes, was $85,796,000 and $54,822,000 at March 31, 2025 and June 30, 2024, respectively.

During the nine months ended March 31, 2025 proceeds from sales of securities totaled $17,206,000. Such sales resulted in realized losses of $2,366,000. During the nine months ended March 31, 2024, proceeds from sales of securities totaled $2,989,000. Such sales resulted in realized losses of $2,000. There were no such sales during the three months ended March 31, 2025 and March 31, 2024.

Certain investments in debt securities are reported in the financial statements at an amount less than their historical cost. Total fair value of these investments at March 31, 2025 and June 30, 2024 was $100,760,000 and $85,595,000, respectively, which is approximately 55 percent and 61 percent, respectively, of the fair value of the Company’s total investment portfolio. Management believes that all unrealized losses at March 31, 2025 and June 30, 2024 resulted from temporary changes in interest rates and current market conditions and not a result of credit deterioration.

Information related to unrealized losses in the investment portfolio as of March 31, 2025 and June 30, 2024 is summarized as follows:

	March 31, 2025
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses

	(Unaudited)
Mortgage-backed Government
Sponsored Enterprises (GSEs)	$2,332,415	$6,366	$2,928,769	$45,781	$5,261,184	$52,147
Collateralized mortgage obligations	80,125,478	763,876	12,813,140	184,631	92,938,618	948,507
Subordinated debt	1,688,750	61,250	871,690	128,310	2,560,440	189,560
Total available-for-sale securities	$84,146,643	$831,492	$16,613,599	$358,722	$100,760,242	$1,190,214

	June 30, 2024
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
U.S. Government agencies	$—	$—	$5,714,090	$285,910	$5,714,090	$285,910
Mortgage-backed Government
Sponsored Enterprises (GSEs)	2,910,227	3,516	13,077,539	1,673,371	15,987,766	1,676,887
Collateralized mortgage obligations	55,863,004	418,582	1,662,871	40,612	57,525,875	459,194
Subordinated debt	1,688,750	61,250	849,205	150,795	2,537,955	212,045
State and political subdivisions	—	—	3,829,642	718,946	3,829,642	718,946
Total available-for-sale securities	$60,461,981	$483,348	$25,133,347	$2,869,634	$85,595,328	$3,352,982

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

Note 4:Loans and Allowance for Credit Losses

Categories of loans at March 31, 2025 and June 30, 2024 include:

	March 31,	June 30,
	2025	2024
	(Unaudited)
Real estate loans:
Commercial	$31,704,608	$19,724,941
Residential	76,044,831	69,826,726
Multifamily	634,562	659,257
Agricultural	3,923,851	4,213,660
Construction and land	34,941,671	17,644,710
Home equity line of credit (HELOC)	2,179,156	1,622,877
Commercial and industrial	19,071,619	14,879,004
Consumer	1,126,731	955,415
Total loans	169,627,029	129,526,590
Less:
Undisbursed loans in process	1,807,475	2,222,582
Net deferred loan fees	83,275	139,947
Allowance for credit losses	1,200,042	772,969
Net loans	$166,536,237	$126,391,092

The following tables present the activity in the allowance for credit losses based on portfolio segment for the three and nine months ended March 31, 2025 and 2024.

	Balance	Provision (credit)			Balance
	December 31, 2024	for loan losses	Charge-offs	Recoveries	March 31, 2025

	(Unaudited)
Real estate loans:
Commercial	$309,523	$51,225	$—	$—	$360,748
Residential	185,151	5,004	—	—	190,155
Multifamily	1,244	(16)	—	—	1,228
Agricultural	11,845	(521)	—	—	11,324
Construction and land	289,507	105,527	—	—	395,034
HELOC	4,273	(384)	—	—	3,889
Commercial and industrial	188,070	48,077	—	—	236,147
Consumer	1,313	204	—	—	1,517
Total	$990,926	$209,116	$—	$—	$1,200,042

Unfunded loan commitments and letters of credit	$295,175	$(4,200)	$—	$—	$290,975

	Balance	Provision (credit)			Balance
	December 31, 2023	for loan losses	Charge-offs	Recoveries	March 31, 2024

	(Unaudited)
Real estate loans:
Commercial	$79,337	$(9,602)	$—	$—	$69,735
Residential	208,364	744	—	—	209,108
Multifamily	1,555	(24)	—	—	1,531
Agricultural	13,530	1,492	—	—	15,022
Construction and land	121,302	67,521	—	—	188,823
HELOC	2,121	808	—	—	2,929
Commercial and industrial	88,964	10,994	—	—	99,958
Consumer	14,299	46	—	—	14,345
Total	$529,472	$71,979	$—	$—	$601,451

Unfunded loan commitments and letters of credit	$23,578	$11,785	$—	$—	$35,363

	Balance	Provision (credit)					Balance
	June 30, 2024	for loan losses	Charge-offs		Recoveries		March 31, 2025

	(Unaudited)
Real estate loans:
Commercial	$206,959	$153,789	$		$		$360,748
Residential	174,613	15,542		—		—	190,155
Multifamily	1,275	(47)		—		—	1,228
Agricultural	12,161	(837)		—		—	11,324
Construction and land	190,594	204,440		—		—	395,034
HELOC	3,051	838		—		—	3,889
Commercial and industrial	183,011	53,136		—		—	236,147
Consumer	1,305	212		—		—	1,517
Total	$772,969	$427,073		$—		$—	$1,200,042

Unfunded loan commitments and letters of credit	$176,353	$114,622		$—		$—	$290,975

	Balance	Adoption of	Provision (credit)			Balance
	June 30, 2023	ASC 326	for loan losses	Charge-offs	Recoveries	March 31, 2024

	(Unaudited)
Real estate loans:
Commercial	$27,379	$(2,203)	$44,559	$—	$—	$69,735
Residential	167,714	41,930	(536)	—	—	209,108
Multifamily	1,786	(9)	(246)	—	—	1,531
Agricultural	17,091	(1,196)	(873)	—	—	15,022
Construction and land	12,491	10,144	166,188	—	—	188,823
HELOC	34,779	(33,888)	2,038	—	—	2,929
Commercial and industrial	882	31,562	67,514	—	—	99,958
Consumer	1,300	455	12,590	—	—	14,345
Total	$263,422	$46,795	$291,234	$—	$—	$601,451

Unfunded loan commitments and letters of credit	$—	$20,503	$14,860	$—	$—	$35,363

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

The following shows the amortized cost of loans, segregated by portfolio segment, credit quality rating and year of origination as of March 31, 2025, and gross charge-offs for the nine months ended March 31, 2025:

							Revolving Loans
							Amortized
	2025	2024	2023	2022	2021	Prior	Cost Basis	Total

	(Unaudited)
March 31, 2025
Commercial
Pass (1-3)	$9,787,466	$16,519,825	$1,088,374	$1,399,244	$128,268	$2,071,096	$710,335	$31,704,608
Monitor (4)	—	—	—	—	—	—	—	—
Special Mention (5)	—	—	—	—	—	—	—	—
Substandard (6)	—	—	—	—	—	—	—	—
Doubtful (7)	—	—	—	—	—	—	—	—
Total commercial	$9,787,466	$16,519,825	$1,088,374	$1,399,244	$128,268	$2,071,096	$710,335	$31,704,608
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Multifamily
Pass (1-3)	$—	$—	$—	$634,562	$—	$—	$—	$634,562
Monitor (4)	—	—	—	—	—	—	—	—
Special Mention (5)	—	—	—	—	—	—	—	—
Substandard (6)	—	—	—	—	—	—	—	—
Doubtful (7)	—	—	—	—	—	—	—	—
Total multifamily	$—	$—	$—	$634,562	$—	$—	$—	$634,562
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Agricultural
Pass (1-3)	$—	$610,325	$1,005,911	$782,234	$604,880	$732,640	$—	$3,735,990
Monitor (4)	—	—	—	—	—	187,861	—	187,861
Special Mention (5)	—	—	—	—	—	—	—	—
Substandard (6)	—	—	—	—	—	—	—	—
Doubtful (7)	—	—	—	—	—	—	—	—
Total agricultural	$—	$610,325	$1,005,911	$782,234	$604,880	$920,501	$—	$3,923,851
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Construction and land
Pass (1-3)	$7,586,590	$22,024,108	$5,282,812	$13,907	$—	$—	$—	$34,907,417
Monitor (4)	—	—	—	—	—	—	—	—
Special Mention (5)	—	—	—	—	—	—	—	—
Substandard (6)	—	—	—	—	—	34,254	—	34,254
Doubtful (7)	—	—	—	—	—	—	—	—
Total construction and land	$7,586,590	$22,024,108	$5,282,812	$13,907	$—	$34,254	$—	$34,941,671
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Commercial and industrial
Pass (1-3)	$11,228,046	$7,275,696	$103,890	$—	$—	$—	$—	$18,607,632
Monitor (4)	463,987	—	—	—	—	—	—	463,987
Special Mention (5)	—	—	—	—	—	—	—	—
Substandard (6)	—	—	—	—	—	—	—	—
Doubtful (7)	—	—	—	—	—	—	—	—
Total commercial and industrial	$11,692,033	$7,275,696	$103,890	$—	$—	$—	$—	$19,071,619
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Consumer
Pass (1-3)	$422,634	$421,397	$182,810	$79,331	$9,337	$11,222	$—	$1,126,731
Monitor (4)	—	—	—	—	—	—	—	—
Special Mention (5)	—	—	—	—	—	—	—	—
Substandard (6)	—	—	—	—	—	—	—	—
Doubtful (7)	—	—	—	—	—	—	—	—
Total consumer	$422,634	$421,397	$182,810	$79,331	$9,337	$11,222	$—	$1,126,731
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Residential
Performing	$10,890,233	$9,506,946	$5,322,563	$13,983,639	$15,388,075	$19,710,141	$649,042	$75,450,639
Nonperforming	—	—	143,318	44,260	110,494	296,120	—	594,192

Total residential	$10,890,233	$9,506,946	$5,465,881	$14,027,899	$15,498,569	$20,006,261	$649,042	$76,044,831
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
HELOC
Performing	$726,613	$1,013,477	$17,602	$86,630	$69,954	$154,224	$—	$2,068,500
Nonperforming	—	99,383	—	11,273	—	—	—	110,656
Total HELOC	$726,613	$1,112,860	$17,602	$97,903	$69,954	$154,224	$—	$2,179,156
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

The following shows the amortized cost of loans, segregated by portfolio segment, credit quality rating and year of origination as of June 30, 2024, and gross charge-offs for the year ended June 30, 2024:

							Revolving Loans
							Amortized
	2024	2023	2022	2021	2020	Prior	Cost Basis	Total
June 30, 2024
Commercial
Pass (1-3)	$14,580,611	$1,093,719	$1,456,599	$336,694	$295,178	$1,962,140	$—	$19,724,941
Monitor (4)	—	—	—	—	—	—	—	—
Special Mention (5)	—	—	—	—	—	—	—	—
Substandard (6)	—	—	—	—	—	—	—	—
Doubtful (7)	—	—	—	—	—	—	—	—
Total commercial	$14,580,611	$1,093,719	$1,456,599	$336,694	$295,178	$1,962,140	$—	$19,724,941
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Multifamily
Pass (1-3)	$—	$—	$659,257	$—	$—	$—	$—	$659,257
Monitor (4)	—	—	—	—	—	—	—	—
Special Mention (5)	—	—	—	—	—	—	—	—
Substandard (6)	—	—	—	—	—	—	—	—
Doubtful (7)	—	—	—	—	—	—	—	—
Total multifamily	$—	$—	$659,257	$—	$—	$—	$—	$659,257
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Agricultural
Pass (1-3)	$627,343	$1,087,542	$827,774	$615,048	$278,000	$566,671	$—	$4,002,378
Monitor (4)	—	—	—	—	—	211,282	—	211,282
Special Mention (5)	—	—	—	—	—	—	—	—
Substandard (6)	—	—	—	—	—	—	—	—
Doubtful (7)	—	—	—	—	—	—	—	—
Total agricultural	$627,343	$1,087,542	$827,774	$615,048	$278,000	$777,953	$—	$4,213,660
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Construction and land
Pass (1-3)	$12,732,392	$4,855,874	$20,212	$—	$—	$—	$—	$17,608,478
Monitor (4)	—	—	—	—	—	—	—	—
Special Mention (5)	—	—	—	—	—	—	—	—
Substandard (6)	—	—	—	—	—	36,232	—	36,232
Doubtful (7)	—	—	—	—	—	—	—	—
Total construction and land	$12,732,392	$4,855,874	$20,212	$—	$—	$36,232	$—	$17,644,710
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Commercial and industrial
Pass (1-3)	$14,429,210	$161,367	$—	$288,427	$—	$—	$—	$14,879,004
Monitor (4)	—	—	—	—	—	—	—	—
Special Mention (5)	—	—	—	—	—	—	—	—
Substandard (6)	—	—	—	—	—	—	—	—
Doubtful (7)	—	—	—	—	—	—	—	—
Total commercial and industrial	$14,429,210	$161,367	$—	$288,427	$—	$—	$—	$14,879,004
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Consumer
Pass (1-3)	$493,671	$287,793	$132,845	$17,597	$11,714	$11,795	$—	$955,415
Monitor (4)	—	—	—	—	—	—	—	—
Special Mention (5)	—	—	—	—	—	—	—	—
Substandard (6)	—	—	—	—	—	—	—	—
Doubtful (7)	—	—	—	—	—	—	—	—
Total consumer	$493,671	$287,793	$132,845	$17,597	$11,714	$11,795	$—	$955,415
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Residential
Performing	$9,835,966	$5,704,514	$14,362,807	$16,673,325	$7,723,487	$14,614,432	$410,032	$69,324,563
Nonperforming	—	145,011	46,674	—	—	310,478	—	502,163

Total residential	$9,835,966	$5,849,525	$14,409,481	$16,673,325	$7,723,487	$14,924,910	$410,032	$69,826,726
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
HELOC
Performing	$1,231,286	$34,140	$145,393	$39,737	$51,479	$120,842	$—	$1,622,877
Nonperforming	—	—	—	—	—	—	—	—
Total HELOC	$1,231,286	$34,140	$145,393	$39,737	$51,479	$120,842	$—	$1,622,877
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

The following tables present the Company’s loan portfolio aging analysis of the recorded investment in loans as of March 31, 2025 and June 30, 2024:

	March 31, 2025
			Greater Than				Total Loans >
	30-59 Days	60-89 Days	90 Days	Total		Total Loans	90 Days &
	Past Due	Past Due	Past Due	Past Due	Current	Receivable	Accruing

	(Unaudited)
Real estate loans:
Commercial	$—	$—	$—	$—	$31,704,608	$31,704,608	$—
Residential	1,369,968	—	177,738	1,547,706	74,497,125	76,044,831	—
Multifamily	—	—	—	—	634,562	634,562	—
Agricultural	—	—	—	—	3,923,851	3,923,851	—
Construction and land	1,043,773	—	—	1,043,773	33,897,898	34,941,671	—
HELOC	—	52,843	99,383	152,226	2,026,930	2,179,156	—
Commercial and industrial	—	—	—	—	19,071,619	19,071,619	—
Consumer	10	—	—	10	1,126,721	1,126,731	—
Total	$2,413,751	$52,843	$277,121	$2,743,715	$166,883,314	$169,627,029	$—

	June 30, 2024
			Greater Than				Total Loans >
	30-59 Days	60-89 Days	90 Days	Total		Total Loans	90 Days &
	Past Due	Past Due	Past Due	Past Due	Current	Receivable	Accruing
Real estate loans:
Commercial	$—	$—	$—	$—	$19,724,941	$19,724,941	$—
Residential	559,332	87,754	71,729	718,815	69,107,911	69,826,726	—
Multifamily	—	—	—	—	659,257	659,257	—
Agricultural	—	—	—	—	4,213,660	4,213,660	—
Construction and land	36,232	—	—	36,232	17,608,478	17,644,710	—
HELOC	—	—	—	—	1,622,877	1,622,877	—
Commercial and industrial	—	—	—	—	14,879,004	14,879,004	—
Consumer	1,528	3,522	—	5,050	950,365	955,415	—
Total	$597,092	$91,276	$71,729	$760,097	$128,766,493	$129,526,590	$—

Information regarding collateral dependent loans as of March 31, 2025 and June 30, 2024 is as follows:

	As of March 31, 2025
				Related
	Real Estate	Other	Total	Allowance

	(Unaudited)
Real estate
Commercial	$—	$—	$—	$—
Residential	594,193	—	594,193	—
Multifamily	—	—	—	—
Agricultural	—	—	—	—
Construction and land	34,254	—	34,254	—
Home equity line of credit (HELOC)	110,656	—	110,656	—
Commercial and industrial	—	—	—	—
Consumer	—	34,355	34,355	—
Totals	$739,103	$34,355	$773,458	$—

	As of June 30, 2024
				Related
	Real Estate	Other	Total	Allowance
Real estate
Commercial	$—	$—	$—	$—
Residential	502,163	—	502,163	—
Multifamily	—	—	—	—
Agricultural	—	—	—	—
Construction and land	36,232	—	36,232	—
Home equity line of credit (HELOC)	—	—	—	—
Commercial and industrial	—	—	—	—
Consumer	—	15,672	15,672	—
Totals	$538,395	$15,672	$554,067	$—

Information regarding nonaccrual loans as of March 31, 2025 and June 30, 2024 is as follows:

	As of March 31, 2025
						Amortized Cost
	Nonaccrual Loans	Nonaccrual Loans		Total Nonaccrual	Interest Income	Basis of Loans 90+
	With No Allowance	With an Allowance	Total Nonaccrual	Loans at Beginning	Recognized on	Days Past Due
	for Credit Losses	for Credit Losses	Loans	of Year	Nonaccrual Loans	Not on Nonaccrual

	(Unaudited)
Real estate loans:
Commercial	$—	$—	$—	$—	$—	$—
Residential	594,193	—	594,193	502,163	—	—
Multifamily	—	—	—	—	—	—
Agricultural	—	—	—	—	—	—
Construction and land	34,254	—	34,254	36,232	—	—
Home equity line of credit (HELOC)	110,656	—	110,656	—	—	—
Commercial and industrial	—	—	—	—	—	—
Consumer	34,355	—	34,355	15,672	—	—
Total	$773,458	$—	$773,458	$554,067	$—	$—

	As of June 30, 2024
						Amortized Cost
	Nonaccrual Loans	Nonaccrual Loans		Total Nonaccrual	Interest Income	Basis of Loans 90+
	With No Allowance	With an Allowance	Total Nonaccrual	Loans at Beginning	Recognized on	Days Past Due
	for Credit Losses	for Credit Losses	Loans	of Year	Nonaccrual Loans	Not on Nonaccrual
Real estate loans:
Commercial	$—	$—	$—	$—	$—	$—
Residential	502,163	—	502,163	304,096	—	—
Multifamily	—	—	—	—	—	—
Agricultural	—	—	—	—	—	—
Construction and land	36,232	—	36,232	—	—	—
Home equity line of credit (HELOC)	—	—	—	—	—	—
Commercial and industrial	—	—	—	—	—	—
Consumer	15,672	—	15,672	—	—	—
Total	$554,067	$—	$554,067	$304,096	$—	$—

During the nine months ended March 31, 2025 and 2024, respectively, there were no significant modifications of loans to borrowers who were experiencing financial difficulty. The Company did not provide any modifications under these circumstances to borrowers.

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

Quantitative measures established by regulatory reporting standards to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk-weighted assets, common equity Tier 1 capital to total risk-weighted assets and of Tier 1 capital to average assets. Management believes, as of March 31, 2025, that the Bank meets all capital adequacy requirements to which it is subject.

At March 31, 2025, the Bank was categorized as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since the most recent notification that management believes have changed the Bank’s prompt corrective action category. The following table presents actual and required capital ratios for the Bank.

			To be Well Capitalized Under
	Actual		the Prompt Corrective Action Provision
(Dollars in thousands)	Amount	Ratio	Amount	Ratio
As of March 31, 2025
Common Equity Tier 1 Capital	$32,287	15.28%	$13,730	>6.5%
Tier 1 Risk-Based Capital	32,287	15.28	16,899	>8.0
Total Risk-Based Capital	33,778	15.99	21,124	>10.0
Tier 1 Leverage Capital	32,287	9.43	17,126	>5.0

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

Recurring Measurements

The following table presents the fair value measurements of assets recognized in the accompanying balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2025 and June 30, 2024:

		Fair Value Measurements Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
	Fair	Identical Assets	Observable Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
March 31, 2025 (Unaudited)
Mortgage-backed GSEs	$16,956,014	$—	$16,956,014	$—
Collateralized mortgage obligations	161,515,927	—	161,515,927	—
Subordinated debt	5,310,440	—	5,310,440	—

June 30, 2024
U.S. Government agencies	$5,714,090	$—	$5,714,090	$—
Mortgage-backed GSEs	27,760,412	—	27,760,412	—
Collateralized mortgage obligations	99,502,853	—	99,502,853	—
Subordinated debt	2,537,955	—	2,537,955	—
State and political subdivisions	3,829,642	—	3,829,642	—

Following is a description of the valuation methodologies used for assets measured at fair value on a recurring basis and recognized in the accompanying balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy. There are no liabilities measured at fair value on a recurring basis. There have been no significant changes in the valuation techniques during the nine months ended March 31, 2025 and for the year ended June 30, 2024.

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

The estimated fair values of the Company’s financial instruments not carried at fair value on the consolidated balance sheets at March 31, 2025 and June 30, 2024 are as follows:

	Carrying	Fair	Fair Value Measurements Using
	Value	Value	(Level 1)	(Level 2)	(Level 3)
March 31, 2025 (Unaudited)
Financial assets:
Cash and due from banks	$6,879,948	$6,879,948	$6,879,948	$—	$—
Loans held for sale	85,500	86,276	—	—	86,276
Loans, net	166,536,237	158,319,237	—	—	158,319,237
Stock in correspondent banks	1,951,300	1,951,300	—	1,951,300	—
Accrued interest receivable	1,224,097	1,224,097	1,224,097	—	—

Financial liabilities:
Deposits	303,193,798	303,261,722	98,007,722	—	205,254,000
Borrowings	30,500,000	30,455,000	—	—	30,455,000
Accrued interest payable	461,473	461,473	461,473	—	—

June 30, 2024
Financial assets:
Cash and due from banks	$31,630,525	$31,630,525	$31,630,525	$—	$—
Loans, net	126,391,092	115,890,092	—	—	115,890,092
Stock in correspondent banks	2,195,900	2,195,900	—	2,195,900	—
Accrued interest receivable	961,856	961,856	961,856	—	—

Financial liabilities:
Deposits	209,310,330	209,243,722	73,959,722	—	135,284,000
Borrowings	62,000,000	61,812,000	—	—	61,812,000
Accrued interest payable	778,831	778,831	778,831	—	—

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

Management uses the same credit policies in granting lines of credit as it does for on-balance-sheet instruments.

Commitments outstanding at March 31, 2025 and June 30, 2024 were as follows:

	March 31,	June 30,
	2025	2024
Commitments to originate loans	$8,416,748	$2,766,266
Undisbursed balance of loans closed	29,963,248	30,314,342
Total	$38,379,996	$33,080,608

Note 8:Loss Per Share

Loss per common share for the three and nine months ended March 31, 2025 and 2024 is as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2025	2024	2025	2024
Basic
Net loss	$(385,893)	$(618,606)	$(3,285,230)	$(1,356,787)

Shares outstanding for basic (loss) earnings per share:
Weighted-average common shares outstanding	1,888,875	1,903,949	1,886,626	1,918,007
Less average unearned ESOP shares	(129,477)	(137,169)	(131,416)	(142,292)
Weighted-average shares - basic	1,759,398	1,766,780	1,755,210	1,775,715

Basic loss per share	$(0.22)	$(0.35)	$(1.87)	$(0.76)

Diluted
Effect of dilutive stock-based awards
Weighted-average shares outstanding - basic	1,759,398	1,766,780	1,755,210	1,775,715
Stock options	—	—	—	—
Restricted stock	7,118	—	5,346	—
Weighted average shares - assuming dilution	1,766,516	1,766,780	1,760,556	1,775,715

Diluted loss per share	$(0.22)	$(0.35)	$(1.87)	$(0.76)

Stock options for 20,000 shares of common stock, were not considered in computing diluted earnings per common share for the three and nine months ended March 31, 2025, because they were antidilutive.

Note 9:Borrowings

Borrowed funds at March 31, 2025 and June 30, 2024, are summarized as follows:

	March 31,		June 30,
	2025		2024
	Rate	Amount	Rate	Amount
Advances from Federal Home Loan Bank of Cincinnati	4.51%	$30,500,000	5.46%	$38,500,000
Advances from Federal Reserve Bank of Cleveland	N/A	—	4.76%	23,500,000
Total borrowings		$30,500,000		$62,000,000

Based on collateral pledged, consisting of all shares of FHLB stock owned and a blanket pledge of approximately $73,301,000 and $65,848,000 of its qualifying mortgage loans as of March 31, 2025 and June 30, 2024, respectively, the Company had $17,468,000 and $3,945,000 in available borrowing capacity with the FHLB as of March 31, 2025 and June 30, 2024, respectively.

Based on eligible available for sale securities pledged as collateral to the Federal Reserve Bank Discount Window totaling $42,980,000, the Company had $35,797,000 in available borrowing capacity with the FRB as of March 31, 2025. The Company had not yet entered the Discount Window program as of June 30, 2024 and had no borrowing capacity at that time.

Note 10:Subsequent Events

In May 2025, the Company sold securities with a book value of $7.4 million. Proceeds from the sales of securities totaled $7.5 million. Such sales resulted in realized gains of $107,000.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of financial condition and results of operations is intended to assist in understanding the Company’s consolidated financial condition at March 31, 2025 and consolidated results of operations for the three and nine months ended March 31, 2025 and 2024. It should be read in conjunction with the unaudited consolidated financial statements and the related notes appearing in Part I, Item 1, of this Quarterly Report on Form 10-Q.

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

Comparison of Financial Condition at March 31, 2025 and June 30, 2024

Total Assets. Total assets were $372.4 million at March 31, 2025, an increase of $61.2 million, or 19.7%, from June 30, 2024. The increase is part of the continued execution of the strategic plan by management to more appropriately leverage capital by adding higher yielding variable rate interest earning assets using fixed rate funding to offset the liability sensitive nature of the balance sheet. The increase was comprised primarily of $44.4 million in securities, $40.1 million in loans, and offset by a decrease of $24.8 million in cash.

Cash and Due from Banks. Cash and due from banks decreased by $24.8 million, or -78.2%, to $6.9 million at March 31, 2025 from $31.6 million at June 30, 2024. The decrease was due primarily to funding purchases of investment securities and loan growth.

Investment Securities. Investment securities increased $44.4 million, or 31.9%, to $183.8 million at March 31, 2025, from $139.3 million at June 30, 2024. Aggregate securities purchases of $91.3 million during the nine months ended March 31, 2025, were partially offset by $30.2 million of calls, maturities and repayments and $17.2 million in proceeds from the sale of securities.

Management identified $19.6 million of fixed rate securities as sale candidates with a weighted average book yield of 1.68% and a weighted average maturity of 8.6 years. After performing an earn back analysis, management identified that at a modest reinvestment rate of 6%, reinvesting the cash proceeds from the sale would result in approximately $700,000 of additional interest income annually and the earn back period on the loss would be 2.6 years. The yield on investment securities was 5.9% for the nine months ended March 31, 2025, compared to 5.5% for the nine months ended March 31, 2024, reflecting the increase in market interest rates during the period, as well as the addition of higher yielding securities. The increase in investment securities is part of a forward-looking investment strategy to increase the number of variable rate investments financed by fixed rate deposit instruments, such as brokered certificates of deposits noted in the deposit section below, which will ultimately provide a more balanced interest rate risk profile. The increase is also part of an effort to more appropriately leverage the Company’s capital.

The $148,000 decrease in the fair value of the investment securities was primarily attributable to the variability in market interest rates. As market interest rates increase, the fair value of the securities decreases. The unrealized gains and losses are recorded to shareholders’ equity, net of tax, as management has determined that there are no credit quality concerns with the issuers of the securities and there is no current intent to sell additional securities and, as a result, the fair value is expected to recover as the securities approach their maturity dates.

Net Loans. Net loans increased by $40.1 million, or 31.8%, to $166.5 million at March 31, 2025, from $126.4 million at June 30, 2024. During the nine months ended March 31, 2025, loan originations totaled $41.1 million, comprised of $10.9 million of loans secured by one-to-four family residential real estate, $727,000 of HELOCs, $423,000 of consumer loans, $11.7 million of commercial and industrial loans, $9.8 million in commercial and $7.6 million in construction loans. Increases in loan balances reflect our strategy to grow our loan portfolio, continuing to focus on owner-occupied one-to-four family residential real estate loans, while increasing our emphasis on commercial real estate loans and commercial and industrial loans. Management intends to continue to pursue growth in these loan segments in future periods.

Deposits. Deposits increased by $93.9 million, or 44.9%, to $303.2 million at March 31, 2025 from $209.3 million at June 30, 2024. Core deposits (defined as all deposits other than brokered deposits and listing service certificates of deposit) increased $40.1 million, or 32.1%, to $165.3 million at March 31, 2025 from $125.2 million at June 30, 2024. Brokered certificates of deposit and listing service certificates of deposit increased $53.7 million, or 63.9%, to $137.8 million at March 31, 2025 from $84.1 million at June 30, 2024.

Shareholders’ Equity. Shareholders’ equity decreased $1.3 million, or 3.7%, to $35.2 million at March 31, 2025 from $36.5 million at June 30, 2024. Primarily a result of a net tax effect on unrealized gains on securities of $1.8 million, offset by a net loss of $3.3 million for the nine months ended March 31, 2025, which includes certain one-time expenses noted in the noninterest expense section below and a $2.4 million loss on the sale of $19.6 of securities, and partially offset by ESOP shares committed to be released.

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

	For the Three Months Ended March 31,
	2025			2024
	Average			Average
	Outstanding		Yield/	Outstanding		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate

Interest-earning assets:
Loans	$158,348	$2,236	5.65%	$102,491	$1,243	4.85%
Investment securities	163,734	2,485	6.07	129,587	1,930	5.96
Interest-bearing deposits and other	12,314	129	4.19	18,070	142	3.15
Total interest-earning assets	334,396	4,850	5.80	250,148	3,315	5.30
Non-interest-earning assets	12,051			3,972
Allowance for loan losses	(1,095)			(565)
Total assets	$345,352			$253,555

Interest-bearing liabilities:
Interest-bearing demand	$43,152	$118	1.09%	$24,446	$63	1.04%
Savings and money market	54,566	314	2.30	43,090	166	1.54
Certificates of deposit	199,976	2,338	4.68	106,379	1,170	4.40
Total deposits	297,694	2,770	3.72	173,915	1,399	3.22
Borrowings	8,000	90	4.50	39,875	531	5.33
Total interest-bearing liabilities	305,694	2,860	3.74	213,790	1,930	3.61
Non-interest-bearing liabilities	4,198			2,304
Total liabilities	309,892			216,094
Equity	35,460			37,461
Total liabilities and equity	$345,352			$253,555

Net interest income		$1,990			$1,385
Net interest rate spread (1)			2.06%			1.69%
Net interest-earning assets (2)	$28,702			$36,358
Net interest margin (3)			2.38%			2.21%
Average interest-earning assets to interest-bearing liabilities	109.39%			117.01%
(1)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets.

Comparison of Operating Results for the Three Months Ended March 31, 2025 and 2024

General. Net loss for the three months ended March 31, 2025 was $386,000, a decrease of $233,000, or -37.6%, compared to net loss of $619,000 for the three months ended March 31, 2024. The decrease in net loss was primarily due to the increase in net interest income of $605,000 as we continue to see incremental increases as a result of the addition of higher yielding investment securities and commercial loans. We continue to execute the strategic process of building out and repositioning the balance sheet and adding organic interest earning assets funded with organic deposits.

Interest Income. Interest income increased $1.5 million, or 46.3%, to $4.8 million for the three months ended March 31, 2025, compared to $3.3 million for the three months ended March 31, 2024. This increase was attributable to a $557,000, or 28.8%, increase in interest on investment securities and a $993,000, or 79.9%, increase in interest on loans, and is reflective of management’s strategy to continue to add higher yielding interest earnings assets to the balance sheet.

The average balance of loans during the three months ended March 31, 2025, increased by $55.9 million, or 54.5%, from the average balance for the three months ended March 31, 2024, while the average yield on loans increased by 80 basis points to 5.65% for the three months ended March 31, 2025, from 4.85% for the three months ended March 31, 2024. The increase in average yield reflects the increases in market interest rates impacting the loan portfolio, as well as the addition of several higher yielding loans as the Company continues to add commercial loans to the portfolio.

The average balance of investment securities during the three months ended March 31, 2025, increased by $34.1 million, or 26.4%, from the average balance for the three months ended March 31, 2024 while the average yield on investment securities increased by 11 basis points to 6.07% for the three months ended March 31, 2025, from 5.96% for the three months ended March 31, 2024.

The average balance of interest-bearing deposits and other, comprised of overnight deposits and stock in the Federal Home Loan Bank and Federal Reserve Bank, decrease $5.8 million, or -31.9%, for the three months ended March 31, 2025, and the average yield increased 104 basis points to 4.19% for the three months ended March 31, 2025, from 3.15% for the three months ended March 31, 2024.

Interest Expense. Total interest expense increased $931,000, or 48.2%, to $2.8 million for the three months ended March 31, 2025, from $1.9 million for the three months ended March 31, 2024. The increase was due to an increase of 50 basis points in the average cost of deposits to 3.72% for the three months ended March 31, 2025, from 3.22% for the three months ended March 31, 2024, reflecting how management has had to increase the offered rates to be competitive in efforts to maintain and grow deposits. This is also reflective of management’s levering strategy by which short term wholesale funding sources are used to add short term floating rate assets while the organic side of the balance sheet continues to be built out.

Net Interest Income. Net interest income increased $605,000, or 43.7%, to $2.0 million for the three months ended March 31, 2025, compared to $1.4 million for the three months ended March 31, 2024, while net interest margin increased 17 basis points to 2.38% for the three months ended March 31, 2025, from 2.21% for the three months ended March 31, 2024.

Provision for Credit Losses. The total provision for credit losses on loans and unfunded commitments was $205,000 for the three months ended March 31, 2025, compared to $84,000 for the three months ended March 31, 2024. In both periods, the provision for credit losses was largely attributable to commercial loan growth.

Total nonperforming and substandard loans were $773,000 at March 31, 2025, compared to $588,000 at March 31, 2024. Total loans past due greater than 30 days were $1.6 million and $1.8 million at those respective dates. As a percentage of nonperforming and substandard loans, the allowance for credit losses was 155.2% at March 31, 2025, compared to 102.2% at March 31, 2024.

The allowance for credit losses reflects the estimate management believes to be appropriate to cover lifetime probable losses which were inherent in the loan portfolio at March 31, 2025 and 2024. While management believes the estimates and assumptions used in the determination of the adequacy of the allowance are reasonable, such estimates and assumptions could be proven incorrect in the future, and the actual amount of future provisions may exceed the amount of past provisions. Furthermore, as an integral part of its examination process, the OCC will periodically review our allowance for credit losses. The OCC may have judgments different than those of management, and we may determine to increase our allowance as a result of these regulatory reviews. Any material increase in the allowance for credit losses may adversely affect our financial condition and results of operations.

Non-Interest Income. Non-interest income decreased $18,000, or -37.5%, to $31,000 for the three months ended March 31, 2025, compared to $49,000 for the three months ended March 31, 2024 and is the result of a prior period adjustment decreasing income $58,000 offset by additional loan and deposit fee income from increased volume.

Non-Interest Expense. Non-interest expense increased $145,000 or 6.8%, to $2.3 million for the three months ended March 31, 2025, compared to $2.1 million for the three months ended March 31, 2024. Notable increases were salaries and employee benefits of $218,000, representative of our investing in staff as we continue to add key positions vital to the expansion and growth of the Company as well as increases in occupancy expenses as a result of additional space in our Fort Wayne location and FDIC insurance. These increases were offset in part by the absence of costs related to the withdrawal of the pension plan.

Federal and Indiana Income Taxes. Provision for federal and Indiana income taxes benefit decreased $88,000, or -51.0%, to a $84,000 benefit provision for the three months ended March 31, 2025, compared to a $172,000 benefit provision for the three months ended March 31, 2024. The decrease in the federal and Indiana income tax benefit provision was due primarily to the $321,000 decrease in pretax net loss.

	For the Nine Months Ended March 31,
	2025			2024

	Average			Average
	Outstanding		Yield/	Outstanding		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate

Interest-earning assets:
Loans	$144,228	$6,014	5.56%	$97,073	$3,280	4.50%
Investment securities	160,951	7,168	5.94	105,777	4,536	5.72
Interest-bearing deposits and other	13,905	427	4.09	17,137	421	3.28
Total interest-earning assets	319,084	13,609	5.69	219,987	8,237	4.99
Non-interest-earning assets	10,333			1,343
Allowance for credit losses	(951)			(458)
Total assets	$328,466			$220,872

Interest-bearing liabilities:
Interest-bearing demand	$39,023	$318	1.09%	$25,599	$200	1.04%
Savings and money market	51,557	912	2.36	41,548	364	1.17
Certificates of deposit	184,707	6,269	4.53	82,584	2,583	4.17
Total deposits	275,287	7,499	3.63	149,731	3,147	2.80
Borrowings	15,983	636	5.31	31,770	1,360	5.71
Total interest-bearing liabilities	291,270	8,135	3.72	181,501	4,507	3.31
Non-interest-bearing liabilities	1,139			1,600
Total liabilities	292,409			183,101
Shareholders' Equity	36,057			37,771
Total liabilities and shareholders' equity	$328,466			$220,872

Net interest income		$5,474			$3,730
Net interest rate spread (1)			1.97%			1.68%
Net interest-earning assets (2)	$27,814			$38,486
Net interest margin (3)			2.29%			2.26%
Average interest-earning assets to interest-bearing liabilities	109.55%			121.20%
(1)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets.

Comparison of Operating Results for the Nine Months Ended March 31, 2025 and 2024

General. Net loss for the nine months ended March 31, 2025 was $3.3 million, an increase of $1.9 million, or 142.1%, compared to net loss of $1.4 million for the nine months ended March 31, 2024. The increase in net loss was primarily due to the after tax loss on sale of securities of $1.9 million..

Interest Income. Interest income increased $5.4 million, or 65.2%, to $13.6 million for the nine months ended March 31, 2025, compared to $8.2 million for the nine months ended March 31, 2024. This increase was attributable to a $2.6 million, or 58.0%, increase in interest on investment securities and a $2.7 million, or 83.4%, increase in interest on loans, and is reflective of management’s strategy to continue to add higher yielding interest earnings assets to the balance sheet.

The average balance of loans during the nine months ended March 31, 2025, increased by $47.2 million, or 48.6%, from the average balance for the nine months ended March 31, 2024, while the average yield on loans increased by 106 basis points to 5.56% for the nine months ended March 31, 2025, from 4.50% for the nine months ended March 31, 2024. The increase in average yield reflects the increases in market interest rates impacting the loan portfolio, as well as the addition of several higher yielding loans as the Company continues to add commercial loans to the portfolio.

The average balance of investment securities during the nine months ended March 31, 2025, increased $55.2 million, or 52.2%, from the average balance for the nine months ended March 31, 2024, while the average yield on investment securities increased by 22 basis points to 5.94% for the nine months ended March 31, 2025, from 5.72% for the nine months ended March 31, 2024. This increase in yields resulted from the effects of management’s purchasing of higher yielding securities beginning in March 2023.

The average balance of other interest-bearing deposits, comprised of overnight deposits and stock in the Federal Home Loan Bank and Federal Reserve Bank, decreased $3.2 million, or 18.9%, for the nine months ended March 31, 2025, and the average yield increased 81 basis points to 4.09% for the nine months ended March 31, 2025, from 3.28% for the nine months ended March 31, 2024.

Interest Expense. Total interest expense increased $3.6 million, or 80.5%, to $8.1 million for the nine months ended March 31, 2025, from $4.5 million for the nine months ended March 31, 2024. The increase was due to an increase of 83 basis points in the average cost of deposits to 3.63% for the nine months ended March 31, 2025, from 2.80% for the nine months ended March 31, 2024, reflecting how management has had to increase the offered rates to be competitive in efforts to maintain and grow deposits.

Net Interest Income. Net interest income increased $1.7 million, or 46.8%, to $5.5 million for the nine months ended March 31, 2025, compared to $3.7 million for the nine months ended March 31, 2024, while net interest margin increased 3 basis points to 2.29% for the nine months ended March 31, 2025, from 2.26% for the nine months ended March 31, 2024.

Provision for Credit Losses. The total provision for credit losses on loans and unfunded commitments was $542,000 for the nine months ended March 31, 2025, compared to $306,000 for the nine months ended March 31, 2024. In both periods, the provision for credit losses was largely attributable to commercial loan growth.

Non-Interest Income. Non-interest income increased $70,000, or 48.7%, to $215,000 for the nine months ended March 31, 2025, compared to $145,000 for the nine months ended March 31, 2024and is the result of additional loan and deposit fee income from increased volume.

Non-Interest Expense. Non-interest expense increased $4.0 million, or 76.7%, to $9.4 million for the nine months ended March 31, 2025, compared to $5.3 million for the nine months ended March 31, 2024. The largest contributor to the increase in non-interest expense is the $2.4 million loss on the sale of low yielding fixed rate securities as noted above in the investment securities paragraph of the Comparison of Financial Condition section. Additional notable increases were salaries and employee benefits of $965,000 resulting from the addition of several new employees and positions throughout calendar year 2024 and reflects our investment in people for our strategic growth initiatives. Occupancy and equipment increased $231,000, or 66.3%, resulting from our new Fort Wayne location which was not in place until January 2024. Data processing fees increased $183,000, or 50.6%, as a result of increased processing volume from loans and deposits and new modules essential to the long term strategic growth goals of the company as we continue to add in demand products necessary to bring the company from a mutual thrift to a regional commercial bank. FDIC insurance premiums also increased $244,000, or 347.5%, a result of several factors such as a more diverse loan makeup, increased brokered deposits, and recurring quarterly pre-tax net losses. There were also $408,000 of one-time expenses incurred during the nine months ended March 31, 2025. See additional discussion of one-time expenses further below.

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

In January 2023, the board of directors agreed to take the necessary steps to become a regional commercial bank, ultimately electing to become a Covered Savings Association (CSA) instead of remaining as a Qualified Thrift Lender (QTL). The board of directors, in conjunction with the decreased one-time expenses related to the termination of the defined benefit plan, approved $1.8 million of one-time expenses for, among other things, investments in products, services, software, operating system modules, branding, personnel, consulting fees and training related to obtaining the capabilities required of a regional commercial bank.

The following is management’s classification of these expenses for fiscal year 2023, 2024, and year to date fiscal year 2025:

	Year Ended June 30,		9 Months Ended	Total since
	2023	2024	March 31, 2025	Conversion
Category
Termination of defined benefit plan	$1,052,000	$261,000	$—	$1,313,000
Contract termination and related personnel costs	256,000	206,000	3,500	465,500
IT and software maintenance and related consulting fees	102,000	154,000	7,550	263,550
Branding related costs	5,000	385,000	250,847	640,847
Other costs	—	105,000	146,399	251,399
Total one-time expenses	$1,415,000	$1,111,000	$408,296	$2,934,296

Federal and Indiana Income Taxes. Provision for federal and Indiana income taxes benefit increased $563,000, or 146.9%, to a $946,000 benefit provision for the nine months ended March 31, 2025, compared to a $383,000 benefit provision for the nine months ended March 31, 2024. The increase in the federal and Indiana income tax benefit provision was due primarily to the loss on sale of securities during the quarter and the other noted increases in non-interest expenses above.

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, and proceeds from maturities of securities. We also have the ability to borrow from the Federal Home Loan Bank of Cincinnati and the Federal Reserve Bank of Cleveland Discount Window. At March 31, 2025, we had $30.5 million in outstanding borrowings from FHLB and no outstanding borrowing from FRB. At March 31, 2025, we had the capacity to borrow $17.5 million from the Federal Home Loan Bank of Cincinnati and $35.8 million from the Federal Reserve Bank of Cleveland.

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

At March 31, 2025, the Bank was categorized as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since the most recent notification that management believes have changed the Bank’s prompt corrective action category. The following table presents actual and required capital ratios for the Bank.

			To be Well Capitalized Under
	Actual		the Prompt Corrective Action Provision
(Dollars in thousands)	Amount	Ratio	Amount	Ratio
As of March 31, 2025
Common Equity Tier 1 Capital	$32,287	15.28%	$13,730	>6.5%
Tier 1 Risk-Based Capital	32,287	15.28	16,899	>8.0
Total Risk-Based Capital	33,778	15.99	21,124	>10.0
Tier 1 Leverage Capital	32,287	9.43	17,126	>5.0

Off-Balance Sheet Arrangements. At March 31, 2025, we had $38.4 million of outstanding commitments to originate loans. Certificates of deposit that are scheduled to mature in less than one year from March 31, 2025 totaled $131.3 million. Management expects that a substantial portion of the maturing certificates of deposit will be renewed. However, if a substantial portion of these deposits is not retained, we may utilize Federal Home Loan Bank of Cincinnati or Federal Reserve Bank of Cleveland advances or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

Item 3.Quantitative and Qualitative Disclosures About Market Risk

Not applicable, as the Company is a smaller reporting company.

Item 4.Controls and Procedures

Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2025. These disclosure controls and procedures are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities and Exchange Act of 1934, as amended, such as this report, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to the Company’s management, including the President and Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding the required disclosure. Based on that evaluation, the Company’s management, including the President and Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were ineffective as of March 31, 2025.

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

As of March 31, 2025, the Company’s management, including the Company’s principal executive officer and principal financial officer, has assessed the effectiveness of its internal control over financial reporting using the criteria set forth in the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). Based on the assessment using those criteria, management identified a material weakness related to the Company’s internal control over financial reporting and, as such, concluded that the Company’s internal control over financial reporting was ineffective as of March 31, 2025. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements would not be prevented or detected on a timely basis. The following material weakness was identified in the Company’s internal control over financial reporting:

●	The Company has not identified, designed and maintained all applicable internal controls which has led to a level of precision on account reconciliations and review of financial statements that is less than what is required of an SEC filer. The material weakness did not result in a material misstatement.

The Company has concluded that the existence of the material weakness did not result in a material misstatement of the Company’s financial statements included in its Annual Report on Form 10-K for the year ended June 30, 2024, or in its Quarterly Report on Form 10-Q for the quarter ended March 31, 2025.

Changes in Internal Control Over Financial Reporting

During fiscal year 2025 and year ended June 30, 2024, the Company made notable improvements in its internal controls over financial reporting. In addition to adding a new Chief Financial Officer and Corporate Controller in calendar year 2023, the Company also added two additional accounting staff early in calendar 2024, allowing for additional segregation of duties and more levels of review. The Company also engaged a third party to perform a SOX gap analysis, internal control risk assessment, and regularly occurring internal audits. This work began in September 2024 and is ongoing. The Company expects this work to allow the Company to develop and implement enhanced internal controls over financial reporting.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.Defaults Upon Senior Securities

Not applicable.

Item 4.Mine Safety Disclosures

Not applicable.

Item 5.Other Information

During the three month period ending March 31, 2025, none of the Company’s directors or executive officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as such terms are defined under Item 408 of Regulation S-K.

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
101

The following materials for the quarter ended March 31, 2025, formatted in Inline XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) Condensed Consolidated Statements of Changes in Shareholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101)

* Filed concurrently herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VWF BANCORP, INC.

Date: May 13, 2025	/s/ Michael D. Cahill
Michael D. Cahill
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 13, 2025	/s/ Richard W. Brackin
Richard W. Brackin
EVP, Chief Financial Officer
(Principal Financial and Accounting Officer)